Form 10QSB
period 1995-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1996-02-14
CIK 789318

FORM 10-QSB




          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  Act No. 33-4882-D

                 CLANCY SYSTEMS INTERNATIONAL, INC.
       (Exact name of Registrant as specified in its charter)

         Colorado                                84-1027964
(State or other jurisdiction of         (IRS Employer Identification
 incorporation or organization)                           Number)

            2250 S. Oneida #308, Denver, Colorado  80224
        (Address of principal executive offices and Zip Code)

                            (303)753-0197
                   (Registrant's telephone number)


        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  Yes  X    No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

336,889,147 common shares were outstanding as of February 9, 1996.

                  CLANCY SYSTEMS INTERNATIONAL, INC.


                                INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION

Balance Sheet - September 30, 1995 and December 31, 1995              2 and 3

Statement of Operations - For the Three Months Ended
  December 31, 1994 and 1995                                              4

Statement of Stockholders' Equity - For the Three Months
  Ended December 31, 1995                                                 5

Statement of Cash Flows - For the Three Months Ended
  December 31, 1994 and 1995                                              6

Notes to Unaudited Financial Statements                                   7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     8

PART II.  OTHER INFORMATION                                               8

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                             BALANCE SHEET

                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1995
                             (Unaudited)

                               ASSETS


                                                      September    December
                                                      ---------- ----------
Current assets:
  Cash, including interest bearing
    accounts of $166,616 (September)
    and $167,978 (December)                           $  236,404  $  200,630
  Accounts receivable, less allowance
    for doubtful accounts of $0                          175,281     171,313
  Inventories (Note 2)                                   178,154     173,498
  Income taxes refundable                                 12,000      17,000
  Deferred tax asset (Note 3)                              5,000       5,000
  Other current assets                                         -       2,768
                                                      ----------   ---------
    Total current assets                                 606,839     570,209

Furniture and equipment, at cost:
  Office furniture and equipment                          98,278     119,748
  Equipment under service contracts                    1,207,529   1,206,434
                                                      ----------  ----------
                                                       1,305,807   1,326,182
  Less accumulated depreciation                          848,617     844,099
                                                      ----------  ----------
    Net furniture and equipment                          457,190     482,083

Other assets:
  Deposits and other                                      19,947      21,927
  Software licenses                                       16,882      16,882
  Software development costs                             205,692     211,227
                                                      ----------  ----------
                                                         242,521     250,036
  Less accumulated amortization                          147,237     156,468
                                                      ----------  ----------
    Net other assets                                      95,284      93,568

                                                      $1,159,313  $1,145,860
                                                      ==========  ==========

                    CLANCY SYSTEMS INTERNATIONAL INC.
                            Balance Sheet
               September 30, 1995 and December 31, 1995
                             (Unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      September    December
                                                      ---------- ----------
Current liabilities:
  Warranty reserve                                    $    7,300  $    6,900
  Deferred revenue                                        62,521      63,786
                                                      ----------  ----------
    Total current liabilities                             69,821      70,686

Deferred tax liability (Note 3)                            9,000       9,000

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                                -           -

  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    336,889,149 shares issued and
    outstanding                                           33,689      33,689

  Additional paid-in capital                           1,030,674   1,030,674

  Retained earnings                                       16,129       1,811
                                                      ----------  ----------
    Total stockholders' equity                         1,080,492   1,066,174
                                                      ----------  ----------
                                                      $1,159,313  $1,145,860
                                                      ==========  ==========

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                         STATEMENT OF OPERATIONS
            For the Three Months Ended December 31, 1994 and 1995
                               (Unaudited)
                                                         1994        1995
                                                         ----        ----
Revenues                                             $ 268,826   $ 257,416

Costs and expenses:
  Cost of sales                                          4,983      20,564
  Contract support costs                                45,024      50,229
  General and administrative                           101,072     128,667
  Depreciation and amortization                         61,445      56,755
  Research and development                               6,157      17,328
  Loss on disposal of fixed assets                           -       4,552
                                                    ----------  ----------
      Total costs and expenses                         218,681     278,095

Income (loss) from operations                           50,145     (20,679)

Other income (expense)
  Interest income                                          305       1,361
  Interest expense                                        (206)          -
                                                     ----------  ----------
      Total other income (expense)                          99       1,361

Income (loss) before income taxes
  provision for income taxes                            50,244     (19,318)

Current income tax expense (benefit)
  (Note 3)                                                   -      (5,000)
                                                    ----------   ----------
Net income (loss)                                    $  50,244   $ (14,318)
                                                    ==========   ==========

Net income (loss) per share                            $       *  $      (*)


Weighted average number of shares
  outstanding                                        336,900,000 336,900,000
                                                     =========== ===========
* less than $.01 per share

                    CLANCY SYSTEMS INTERNATIONAl, INC.
                    STATEMENT OF STOCKHOLDER'S EQUITY
              For the Three Months Ended December 31, 1995
                              (Unaudited)
                                                 Additional
                               Common Stock        paid-in    Retained
                            Shares     Amount      capital    earnings
                         --------------------    ---------- ----------
Balance, September
  30, 1995              336,889,149    $33,689  $1,030,674    $ 16,129

Net loss for the
  three months ended
  December 31, 1995               -          -           -     (14,318)
                       ------------ ----------  ----------   ----------

Balance December
  31, 1995              336,889,149    $33,689  $1,030,674    $  1,811
                        ===========  =========   ========== ==========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                        STATEMENT OF CASH FLOWS
           For the Three Months Ended December 31, 1994 and 1995
                             (Unaudited)
                                                           1994        1995
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                                     $ 50,244    $(14,318)

  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                       61,445      56,755
      Increase (decrease) in deferred
        revenue                                         (28,732)      1,265
      Decrease in accounts receivable                     97,117       3,968
      Decrease in inventories                              4,818       4,656
      Increase in income taxes refundable                      -      (5,000)
      Increase in other current assets                         -      (3,690)
      Decrease in accounts payable                        (7,580)          -
      Decrease in accrued expenses                        (2,000)          -
      Decrease in warranty reserve                             -        (400)
      Loss on disposal of fixed assets                         -       4,552
                                                       ----------  ----------
        Total adjustments                                125,068      62,106
                                                      ----------  ----------
        Net cash provided by operating activities        175,312      47,788

Cash flows from investing activities:
  Acquisition of furniture and equipment
    and software development costs and
    patent costs                                         (27,535)    (81,582)
  Increase in deposits and other                          (1,445)     (1,980)
                                                       ----------  ----------
    Net cash used in investing activities                (28,980)    (83,562)
                                                       ----------  ----------
Cash flows from financing activities:
  Repayment of notes payable                             (59,530)          -
                                                       ----------  ----------
    Net cash used in financing activities                (59,530)          -
                                                       ----------  ----------
Increase (decrease) in cash                               86,802     (35,774)
Cash at beginning of period                               44,705     236,404
                                                      ----------   ----------
Cash at end of period                                   $131,507    $200,630
                                                      ==========   ==========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       December 31, 1995

1. Basis of presentation

  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1995 and December 31, 1995, and the results of operations and cash flows for the periods ended December 31, 1994 and 1995.

2.  Inventories

  Inventories consist of the following at:

                                    September 30,             December 31,
                                         1995                     1995
                                     ----------               ------------
     Finished goods                   $  8,800                 $  8,675
     Work in process                     2,587                   26,025
     Purchased parts and supplies      166,767                  138,798
                                     ----------               ----------
                                      $178,154                 $173,498
                                     ==========               ==========

3.  Income taxes

  The provision for income taxes for the quarter ended December 31, 1995 is based on the expected tax rate for the year.

  As of September 30, 1995 and December 31, 1995, total deferred tax assets and liabilities are as follows:

                                    September 30,             December 31,
                                        1995                      1995
                                    ----------                ----------
    Deferred tax assets             $  3,000                  $  3,000
    Deferred tax assets resulting
      from loss carryforward           2,000                     2,000
    Deferred tax liabilities          (9,000)                   (9,000)
                                   ----------                ----------
                                    $ (4,000)                 $ (4,000)
                                   ==========                ==========

Item 2.

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Material Changes in Financial Condition

  At December 31, 1995 the Company had working capital of $499,523 derived primarily from contract sales, as compared to working capital of $537,018 at September 30, 1995. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

  Material Changes in Results of Operations

  During the quarter ended December 31, 1995 the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, New Orleans, Berkeley California, Auraria Higher Education Center, Richmond Virginia and other professional service contract installations. Hertz Corporation, Oklahoma City, OK and Berkeley, CA each represented in excess of 5% of total revenues. New clients added to customer base during this period are Yonkers, NY; Naperville, IL; Piedmont Triad Airport in Greensboro, NC; Burnaby BC, and South Carolina State University in Orangeburg, SC.

  Revenue for the 1995 quarter was lower than the prior year's quarter, due to lower sales volume as a result of a weather-related decline of ticket issuance by several clients. The Company reported a net loss of $14,318 for the 1995 quarter as compared to net income of $50,244 for the prior year's quarter as a result of increased R & D expenses, increased travel expenses, and weather-related decline of ticket issuance by several clients.

  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  The registrant reported in its annual report filed on Form 10-KSB for the fiscal year ended September 30, 1995 under Item 3 Legal Proceedings a lawsuit filed by the Registrant on November 4, 1995 in the United States District Court for the District of Colorado naming Symbol Technologies, Inc. as defendant, alleging patent infringement. See the Form 10-KSB for more complete description of such lawsuit.

  Item 6.  Exhibits and Reports on Form 8-K

       (b) During the quarter ended December 31, 1995 the Registrant has filed no reports on Form 8-K.

                                 Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  February 12, 1996    Clancy Systems International, Inc.
                              (Registrant)


                              By:  /s/ Stanley J. Wolfson
                                   Stanley J. Wolfson, President
                                   and Chief Executive Officer


                              By:  /s/ Lizabeth M. Wolfson
                                   Lizabeth M. Wolfson, Secretary-
                                   Treasurer and Chief Financial
                                   and Chief Accounting Officer