Form 10QSB/A
period 1995-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1996-03-25
CIK 789318

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

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

Statement of Cash Flows - For the Three Months Ended
	December 31, 1994 and 1995                                   6

Notes to Unaudited Financial Statements                       7

Management's Discussion and Analysis of Financial
	Condition and Results of Operations                          8

PART II.	OTHER INFORMATION                                    8
Item 6 - Exhibit 27

                         	Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 1996        	Clancy Systems International, Inc.
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