Form 10QSB
period 1996-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1996-05-15
CIK 789318

FORM 10-QSB




          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

336,889,149 common shares were outstanding as of May 6, 1996.

                  CLANCY SYSTEMS INTERNATIONAL, INC.


                                INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION

Balance Sheet - September 30, 1995 and March 31, 1996      2 and 3

Statement of Operations - For the Three Months Ended
 March 31, 1995 and 1996                                       4

Statement of Operations - For the Six Months Ended
  March 31, 1995 and 1996                                      5

Statement of Stockholders' Equity - For the Six Months
  Ended March 31, 1996                                         6

Statement of Cash Flows - For the Six Months Ended
  March 31, 1995 and 1996                                      7

Notes to Unaudited Financial Statements                        8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         10

PART II.  OTHER INFORMATION                                   10

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                            BALANCE SHEET

                September 30, 1995 and March 31, 1996
                             (Unaudited)
                               ASSETS

                                                 September     March

Current assets:
  Cash, including interest bearing
    accounts of $166,616 (September)
    and $100,826 (March)                        $  236,404  $  235,481
  Accounts receivable, less allowance
    for doubtful accounts of $0                    175,281     217,521
  Inventories (Note 2)                             178,154     190,157
  Investment in contract (Note                           -     575,000
  Income taxes refundable                           12,000         720
  Deferred tax asset (Note 3)                        5,000           -
  Other current assets                                   -       1,845
                                                ----------    ---------
    Total current asset                            606,839   1,220,724

Furniture and equipment, at cost:
  Office furniture and equipment                    98,278     124,549
  Equipment under service contracts              1,207,529   1,234,537
                                                ----------   ----------
                                                 1,305,807   1,359,086
  Less accumulated depreciation                    848,617     886,234
                                                ----------   ----------
    Net furniture and equipment                    457,190     472,852

Other assets:
  Deposits and other                                19,947      47,950
  Software licenses                                 16,882      16,882
  Software development costs                       205,692     227,020
                                                 ----------   ---------
                                                   242,521     291,852
  Less accumulated amortization                    147,237     166,045
                                                 ----------   ---------
    Net other assets                                95,284     125,807
                                                 ----------   ----------
                                                $1,159,313  $1,819,383
                                                ==========  ===========
                       See accompanying notes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                            BALANCE SHEET

                September 30, 1995 and March 31, 1996
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September     March

Current liabilities:
  Notes payable - bank (Note 5)                 $        -  $  650,000
  Warranty reserve                                   7,300       6,000
  Deferred revenue                                  62,521      44,568
                                                ----------   ----------
    Total current liabilities                       69,821     700,568

Deferred tax liability (Note 3)                      9,000      17,000

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                          -           -

  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    336,889,149 shares issued and
    outstanding                                     33,689      33,689

  Additional paid-in capital                     1,030,674   1,030,674

  Retained earnings                                 16,129      37,452
                                                ----------  ----------
    Total stockholders' equity                   1,080,492   1,101,815
                                                ----------  ----------
                                                $1,159,313  $1,819,383
                                                ==========  ==========
                       See accompanying notes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF OPERATIONS

         For the Three Months Ended March 31, 1995 and 1996
                             (Unaudited)

                                                    1995        1996

Revenues                                        $ 298,311   $ 286,520

Costs and expenses:
  Cost of sale                                     20,060       4,797
  Contract support costs                           64,689      52,560
  General and administrative                      107,560     109,394
  Depreciation and amortization                    62,770      62,329
  Research and development                         11,069      10,648
                                                ----------  ----------
      Total costs and expenses                    266,148     239,728
                                                ----------  ----------
Income from operations                             32,163      46,792

Other income (expense)
  Interest income                                     842       1,849
  Interest expense                                      -           -
                                                ----------   ----------
      Total other income (expense)                    842       1,849
                                                ----------   ----------
Income before provision for income taxes           33,005      48,641
                                                ==========   ==========
Current income tax expense
  (Note 3)                                              -      13,000
                                                ----------   ----------
Net income                                      $  33,005   $  35,641
                                                ==========  ===========

Net income per share                             $       *   $       *
                                                ==========  ===========

Weighted average number of shares
  outstanding                                 336,900,000 336,900,000
                                              =========== ===========
* less than $.01 per share

                       See accompanying notes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF OPERATIONS

          For the Six Months Ended March 31, 1995 and 1996
                             (Unaudited)

                                                    1995        1996

Revenues                                        $ 567,137   $ 543,936

Costs and expenses:
  Cost of sales                                    25,043      25,361
  Contract support costs                          109,713     102,789
  General and administrative                      208,632     238,061
  Depreciation and amortization                   124,215     119,084
  Research and development                         17,226      27,976
  Loss on disposal of fixed assets                      -       4,552
                                                ----------  ----------
      Total costs and expenses                    484,829     517,823
                                                ----------  ----------
Income from operations                             82,308      26,113

Other income (expense)
  Interest income                                   1,147       3,210
  Interest expense                                   (206)                    -
                                                ----------  ----------
      Total other income (expense)                    941       3,210
                                                ----------  ----------
Income before provision for income taxes           83,249      29,323

Current income tax expense
  (Note 3)                                              -       8,000
                                                ----------   ----------
Net income                                       $  83,249   $  21,323
                                                ==========   ==========

Net income per share                             $       *   $       *


Weighted average number of shares
  outstanding                                 336,900,000 336,900,000
                                              =========== ===========
* less than $.01 per share

                       See accompanying notes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY

               For the Six Months Ended March 31, 1996
                             (Unaudited)

                                                Additional
                            Common   Stock       paid-in          Retained
                           Shares    Amount      capital          earnings

Balance, September
  30, 1995            336,889,149   $33,689    $1,030,674        $ 16,129

Net income for the
  six months ended
  March 31, 1996                -         -              -          21,323
                     ------------  ---------   ------------      ---------
Balance March
  31, 1996            336,889,149    $33,689   $1,030,674         $ 37,452
                     ============    =======   ==========         ========
                       See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF CASH FLOWS

            For the Six Months Ended March 31, 1995 and 1996
                               (Unaudited)

                                                     1995        1996

Cash flows from operating activities:
  Net income                                       $ 83,249    $ 21,323

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                 124,215     119,084
      Decrease in deferred revenue                  (41,267)    (17,953)
      Decrease (increase) in accounts receivable    140,827     (42,240)
      Increase in inventories                        (4,956)    (12,003)
      Decrease in income taxes refundable                 -      11,280
      Decrease in deferred tax asset                      -       5,000
      Increase in deferred tax liability                  -       8,000
      Increase in other current assets                    -      (3,690)
      Decrease in accounts payable and
        accrued liabilities                         (12,580)     (1,300)
      Loss on disposal of fixed assets                    -       4,552
                                                    --------    --------
        Total adjustments                           206,239      70,730
                                                    --------    --------
        Net cash provided by operating activities   289,488      92,053

Cash flows from investing activities:
  Acquisition of furniture and equipment,
    software development costs and
    patent costs                                    (46,462)   (139,973)
  Investment in contract                                  -    (575,000)
  Increase in deposits and other                     (8,445)    (28,003)
                                                    --------   ---------
     Net cash used in investing activities          (54,907)   (742,976)
                                                    --------   ----------
Cash flows from financing activities:
  Borrowings from bank                                    -     650,000
  Repayment of notes payable                        (59,530)          -
                                                    --------    --------
    Net cash provided by (used in)
      financing activities                          (59,530)    650,000
                                                    --------    -------
Increase (decrease) in cash                         175,051        (923)
Cash at beginning of period                          44,705     236,404
                                                    -------     --------
Cash at end of period                              $219,756    $235,481
                                                   ========    ========
                         See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

                          March 31, 1996


1.  Basis of presentation

  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1995 and March 31, 1996, and the results of operations and cash flows for the periods ended March 31, 1995 and 1996.

  Revenue recognition:

  On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company will issue all parking tickets and provide collection services for the parking tickets issued and previously issued (see Note 4). Revenue from the issuance of parking tickets in Cicero, Illinois will be recognized on a cash basis when received. Costs consisting of payments to the Town of Cicero and commissions are recorded as prepaid and amortized ratably over the twelve month period to which the payments relate.

2.  Inventories

  Inventories consist of the following at:

                                           September 30,  March 31,
                                               1995          1996

    Finished goods                         $  8,800       $  9,508
    Work in process                           2,587         57,047
    Purchased parts and supplies            166,767        123,602
                                            -------        --------
                                           $178,154       $190,157
                                           ========       ========
3.  Income taxes

  The provision for income taxes for the three months and six months ended March 31, 1996 is based on the expected tax rate for the year.

  As of September 30, 1995 and March 31, 1996, total deferred tax assets and liabilities are as follows:

                                          September 30,  March 31,
                                              1995          1996

  Deferred tax assets                     $  3,000       $      -
    Deferred tax assets resulting
      from loss carryforward                 2,000              -
    Deferred tax liabilities                (9,000)       (17,000)
                                          ---------      ---------
                                          $ (4,000)      $(17,000)
                                          =========      =========

                CLANCY SYSTEMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

                          March 31, 1996


4.  Agreement with the Town of Cicero, Illinois

  On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company will issue all parking tickets and provide collection services for the parking tickets issued and previously issued. As consideration, the Company will receive all cash receipts from tickets issued and previously issued during the term of the agreement. The Company has paid $575,000 of the $750,000 total due for commissions and amounts due the Town which represents the annual contract amount payable by the Company for each year of the agreement including extensions. Such amount will be amortized monthly on a straight-line basis over the respective twelve month period of the agreement commencing April 1, 1996. The agreement contains an annual renewal option for up to four additional years. The agreement is cancelable by either party upon 30 days notice with all fees pro rated. Commencing April 1, 1996, the Company will maintain a list of receivables of current and prior ticket issuances totaling approximately $2,500,000. The receivables are not reflected on the Company's financial statements because only the amounts collected while the agreement is in effect belong to the Company.

5.  Notes payable

  Notes payable - bank consists of a three month unsecured note due June 25, 1996 including interest at 9.75% per annum.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Material Changes in Financial Condition

At March 31, 1996 the Company had working capital of $520,156 derived primarily from contract sales, as compared to working capital of $537,018 at September 30, 1995. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended March 31, 1996 the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, New Orleans, Berkeley California, Auraria Higher Education Center, Richmond Virginia and other professional service contract installations. Hertz Corporation, Oklahoma City, OK and Berkeley, CA each represented in excess of 5% of total revenues. New clients added to customer base during this period are Yonkers Parking Authority, Yonkers, NY; Humboldt State college; and Cicero, Illinois.

Revenue for the 1996 three and six month periods were lower than the prior year's periods, due to lower sales volume as a result of a weather-related decline of ticket issuance by several clients. The Company reported net income of $35,641 for the 1996 quarter as compared to net income of $33,005 for the prior year's quarter. The increase in income is a result of a change of the mix of revenues during the quarter to higher margin sales. The Company reported net income of $21,323 for the six months ended March 31, 1996 as compared to net income of $83,249 for the six months ended March 31, 1995. The decrease in income is a result of increased R & D expenses, increased travel expenses, and weather related decline of ticket issuance by several clients in the first quarter.

PART II - OTHER INFORMATION

Item 5.  Other Information

See footnote 4 above and Management's Discussion and Analysis for information with respect to the Company's new parking agreement with the Town of Cicero, Illinois

Item 6.  Exhibits and Reports on Form 8-K

   (b) During the quarter ended March 31, 1996 the Registrant has filed no reports on Form 8-K.

                             Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1996             Clancy Systems International, Inc.
  (Registrant)


  By:  /s/ Stanley J. Wolfson
                                Stanley J. Wolfson, President
                                and Chief Executive Officer


  By:  /s/ Lizabeth M. Wolfson
                                Lizabeth M. Wolfson, Secretary-
                                Treasurer and Chief Financial
                                and Chief Accounting Officer