Form 10QSB
period 1996-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1996-08-12
CIK 789318

FORM 10-QSB




          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

336,889,149 common shares were outstanding as of August 9, 1996.

                 CLANCY SYSTEMS INTERNATIONAL, INC.


                                INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION

Balance Sheet - September 30, 1995 and June 30, 1996                  2 and 3

Statement of Operations - For the Three Months Ended
  June 30, 1995 and 1996                                                  4

Statement of Operations - For the Nine Months Ended
  June 30, 1995 and 1996                                                  5

Statement of Stockholders' Equity - For the Nine Months
  Ended June 30, 1996                                                     6

Statement of Cash Flows - For the Nine Months Ended
  June 30, 1995 and 1996                                                  7

Notes to Unaudited Financial Statements                                   8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    10

PART II.  OTHER INFORMATION                                              10

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                            BALANCE SHEET

                September 30, 1995 and June 30, 1996
                             (Unaudited)


                               ASSETS
                               ------
                                                      September      June
                                                      ---------      ----
Current assets:
  Cash, including interest bearing
    accounts of $166,616 (September)
    and $51,809 (June)                                $  236,404  $  144,507
  Accounts receivable, less allowance
    for doubtful accounts of $0                          175,281     160,122
  Inventories (Note 2)                                   178,154     177,760
  Investment in contract (Note 4)                              -     500,000
  Income taxes refundable                                 12,000         720
  Deferred tax asset (Note 3)                              5,000           -
  Other current assets                                         -         923
                                                      ----------     -------
    Total current assets                                 606,839     984,032

Furniture and equipment, at cost:
  Office furniture and equipment                          98,278     106,006
  Equipment under service contracts                    1,207,529   1,343,435
                                                      ----------   ---------
                                                       1,305,807   1,449,441
  Less accumulated depreciation                          848,617     906,251
                                                      ----------   ---------
    Net furniture and equipment                          457,190     543,190

Other assets:
  Investment in contract (Note 4)                              -     125,000
  Deposits and other                                      19,947      50,030
  Software licenses                                       16,882      16,882
  Software development costs                             205,692     252,069
                                                       ---------     -------
                                                         242,521     443,981
  Less accumulated amortization                          147,237     176,426
                                                       ---------     -------
    Net other assets                                      95,284     267,555
                                                       ---------     -------
                                                      $1,159,313  $1,794,777
                                                      ==========  ==========
                       See accompanying notes.
                                  2

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                            BALANCE SHEET

                September 30, 1995 and June 30, 1996
                             (Unaudited)


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
                                                      September      June
                                                      ---------      ----
Current liabilities:
  Notes payable - bank (Note 5)                      $        -  $  600,000
  Warranty reserve                                        7,300       5,100
  Deferred revenue                                       62,521      66,135
                                                     ----------   ---------
    Total current liabilities                            69,821     671,235

Deferred tax liability (Note 3)                           9,000      17,000

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                               -           -

  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    336,889,149 shares issued and
    outstanding                                          33,689      33,689

  Additional paid-in capital                          1,030,674   1,030,674

  Retained earnings                                      16,129      42,179
                                                      ---------   ---------
    Total stockholders' equity                        1,080,492   1,106,542
                                                      ---------   ---------
                                                     $1,159,313  $1,794,777
                                                     ==========  ==========
                       See accompanying notes.

                  CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF OPERATIONS

          For the Three Months Ended June 30, 1995 and 1996
                             (Unaudited)

                                                         1995        1996
                                                         ----        ----
Revenues:
  Sales                                               $ 138,931   $  41,625
  Service contract income                               226,307     283,363
  Parking ticket collections                                  -     229,965
                                                      ---------   ---------
                                                        365,238     554,953

Costs and expenses:
  Cost of sales                                          47,342      19,406
  Contract support costs                                 56,992      95,564
  Cost of parking ticket collections                          -     235,261
  General and administrative                            142,300     106,238
  Depreciation and amortization                          63,266      69,768
  Research and development                                6,356       8,136
  Loss on disposal of fixed assets                          500         168
                                                       --------    --------
      Total costs and expenses                          316,756     534,541
                                                       --------     -------
Income from operations                                   48,482      20,412

Other income (expense)
  Interest income                                         1,481         983
  Interest expens                                             -     (16,327)

      Total other income (expense)                        1,481     (15,344)
                                                        -------     --------
Income before provision for income taxes                 49,963       5,068

Current income tax expense
  (Note 3)                                                    -         341
                                                        -------      -------
Net income                                            $  49,963   $   4,727
                                                      =========   =========

Net income per share                                  $       *   $       *
                                                      =========   =========

Weighted average number of shares
  outstanding                                       336,900,000 336,900,000
                                                    =========== ===========
* less than $.01 per share

                       See accompanying notes.

                  CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF OPERATIONS

          For the Nine Months Ended June 30, 1995 and 1996
                             (Unaudited)

                                                        1995        1996
                                                        ----        ----
Revenues:
  Sales                                               $ 192,191   $ 135,011
  Service contract income                               740,184     733,913
  Parking ticket collections                                  -     229,965
                                                      ---------   ---------
                                                        932,375   1,098,889

Costs and expenses:
  Cost of sales                                          72,385      44,767
  Cost of parking ticket collections                          -     235,261
  Contract support costs                                166,705     198,353
  General and administrative                            350,932     344,299
  Depreciation and amortization                         187,481     188,852
  Research and development                               23,582      36,112
  Loss on disposal of fixed assets                          500       4,720
                                                       --------    --------
      Total costs and expenses                          801,585   1,052,364
                                                       --------   ---------
Income from operations                                  130,790      46,525

Other income (expense)
  Interest income                                         2,628       4,193
  Interest expense                                         (206)    (16,327)
                                                       --------    --------
      Total other income (expense)                        2,422     (12,134)
                                                       --------    --------
Income before provision for income taxes                133,212      34,391
                                                       --------    --------
Current income tax expense
  (Note 3)                                                    -       8,341
                                                       --------    --------
Net income                                            $ 133,212  $   26,050
                                                      =========  ==========

Net income per share                                  $       *   $       *


Weighted average number of shares
  outstanding                                       336,900,000 336,900,000
                                                    =========== ===========
* less than $.01 per share

                       See accompanying notes.

                  CLANCY SYSTEMS INTERNATIONAL, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY

               For the Nine Months Ended June 30, 1996
                             Unaudited)

                                                       Additional
                                       Common Stock      paid-in  Retained
                                     Shares    Amount    capital  earnings
                                     ----------------    -------   --------
Balance, September
  30, 1995                        336,889,149  $33,689 $1,030,674  $ 16,129

Net income for the
  nine months ended
  June 30, 1996                             -        -          -    26,050
                                  -----------  ------- ----------  --------
Balance June 30, 1996             336,889,149  $33,689 $1,030,674  $ 42,179
                                  ===========  ======= ==========  ========

                        See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF CASH FLOWS

            For the Nine Months Ended June 30, 1995 and 1996
                               (Unaudited)

                                                         1995        1996
                                                         ----        ----
Cash flows from operating activities:
  Net income                                           $133,212  $   26,050

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     187,481     313,852
      Decrease (increase) in deferred revenue           (41,741)      3,614
      Decrease in accounts receivable                   172,016      15,159
      Decrease (increase) in inventories                 (2,211)        394
      Decrease in income taxes refundable                     -      11,280
      Decrease in deferred tax asset                          -       5,000
      Increase in deferred tax liability                      -       8,000
      Increase in other current assets                        -      (3,690)
      Increase (decrease) in warranty reserve             7,300      (2,200)
      Decrease in accounts payable and
        accrued liabilities                             (15,580)          -
      Loss on disposal of fixed assets                      500       4,720
                                                        --------    -------
        Total adjustments                               307,765     356,129
                                                        -------     -------
        Net cash provided by operating activities       440,977     382,179

Cash flows from investing activities:
  Acquisition of furniture and equipment,
    software development costs and
    patent costs                                        (86,022)   (293,993)
  Investment in contract                                      -    (750,000)
  Increase in deposits and other                         (8,445)    (30,083)
                                                        --------   ---------
    Net cash used in investing activities               (94,467) (1,074,076)

Cash flows from financing activities:
  Borrowings from bank                                        -     650,000
  Repayment of notes payable - bank                     (59,530)    (50,000)
                                                        --------    --------
    Net cash provided by (used in)
      financing activities                              (59,530)    600,000
                                                        --------    -------
Increase (decrease) in cash                             286,980     (91,897)
Cash at beginning of period                              44,705      236,404
                                                        -------     --------
Cash at end of period                                  $331,685  $  144,507
                                                       ========  ==========
                        See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           June 30, 1996

1.  Basis of presentation

  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1995 and June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1995 and 1996.

  Revenue recognition:

  On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company will issue all parking tickets and provide collection services for the parking tickets issued and previously issued (see Note 4). Revenue from the issuance of parking tickets in Cicero, Illinois will be recognized on a cash basis when received. Costs consisting of payments to the Town of Cicero and commissions are recorded as prepaid and amortized ratably over the eighteen month period to which the payments relate.

2.  Inventories

  Inventories consist of the following at:

                                        September 30,          June 30,
                                           1995                 1996
                                           ----                 ----

      Finished goods                    $  8,800            $  8,888
      Work in process                      2,587              62,216
      Purchased parts and supplies       166,767             106,656
                                       ---------            --------
                                        $178,154            $177,760
                                        ========            ========
3.  Income taxes

  The provision for income taxes for the three months and nine months ended June 30, 1996 is based on the expected tax rate for the year.

  As of September 30, 1995 and June 30, 1996, total deferred tax assets and liabilities are as follows:

                                       September 30,          June 30,
                                           1995                 1996
                                           ----                 ----

        Deferred tax assets             $  3,000            $      -
        Deferred tax assets resulting
         from loss carryforward            2,000                   -
        Deferred tax liabilities          (9,000)            (17,000)
                                        ---------           ---------
                                        $ (4,000)           $(17,000)
                                        =========           =========

4.  Agreement with the Town of Cicero, Illinois

  On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company will issue all parking tickets and provide collection services for the parking tickets issued and previously issued. As consideration, the Company will receive all cash receipts from tickets issued and previously issued during the term of the agreement. The Company has paid a total of $750,000 for commissions and amounts due the Town which represents the contract amount payable by the Company for each eighteen months of the agreement including extensions. Such amount is being amortized monthly on a straight-line basis over the respective eighteen month period of the agreement commencing April 1, 1996. The agreement contains a renewal option based on eighteen month intervals through February 14, 2002. The agreement is cancelable by either party upon 30 days notice with all fees pro rated. Commencing April 1, 1996, the Company has maintained a list of receivables of current and prior ticket issuances totaling approximately $2,500,000. The receivables are not reflected on the Company's financial statements because only the amounts collected while the agreement is in effect belong to the Company.

5.  Notes payable

  Notes payable - bank consists of a three month unsecured note due September 25, 1996 including interest at 9.75% per annum.

Item 2.

  Management's Discussion and Analysis of Financial Condition and
  ---------------------------------------------------------------
  Results of Operations
  ---------------------
  Material Changes in Financial Condition
  ---------------------------------------
  At June 30, 1996 the Company had working capital of $312,797 derived primarily from contract sales, as compared to working capital of $537,018 at September 30, 1995. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

  Material Changes in Results of Operations
  -----------------------------------------
  During the quarter ended June 30, 1996, the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, Berkeley California, Yonkers NY, Clancy UK, Richmond Virginia and other professional service contract installations. Hertz Corporation, Oklahoma City, OK, Berkeley, CA, and Yonkers, NY each represented in excess of 5% of total revenues. New clients added to customer base during this period are Estes Park Colorado, Chicago Motor Coach, and Buffalo, NY.

  The Cicero project has generated $229,965 in revenues for the quarter ended June 30, 1996. Management anticipates parking ticket collection revenues to increase for the next quarter due to implementation of a collection program for backlog tickets. Also, costs of parking ticket collections should remain stable.

  Revenue for the three months and nine months in 1996 were substantially higher than the prior year's periods, because of ticket revenues from the Cicero project. The Company, however, reported net income of $4,727 and $26,050 for the three and nine months in 1996, respectively, as compared to net income of $49,963 and $133,212 for the prior year's periods, respectively. Net income for the period decreased because the Company experienced considerable start-up costs with the Cicero project and continues to have substantial R & D costs with its new printer and intelligent terminal.

  PART II - OTHER INFORMATION

  Item 5.  Other Information
           -----------------
  See footnote 4 above and Management's Discussion and Analysis for information with respect to the Company's new parking agreement with the Town of Cicero, Illinois

  Item 6.  Exhibits and Reports on Form 8-K
           -------------------------------
       (b) During the quarter ended June 30, 1996 the Registrant has filed no reports on Form 8-K.

                             Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  August 9, 1996       Clancy Systems International, Inc.
                              (Registrant)


                            By:/s/ Stanley J. Wolfson
                              -------------------
                              Stanley J. Wolfson, President
                              and Chief Executive Officer


                          By:/s/Lizabeth M. Wolfson
                             -------------------
                            Lizabeth M. Wolfson, Secretary-
                            Treasurer and Chief Financial
                            and Chief Accounting Officer