Form 10KSB
period 1996-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1997-01-15
CIK 789318

SECURITIES AND EXCHANGE COMMISSION
 .Washington, D.C.

FORM 10-KSB

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1996

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to


Commission file number:  33-4882-D

CLANCY SYSTEMS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

           Colorado                              84-1027964
(State or other jurisdiction of              (IRS Employer
incorporation or organization)          Identification Number)


      2250 South Oneida Street, #308
            Denver, Colorado                       80224
(Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code:
(303) 753-0197

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X   No
(2) Yes X_  No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,823,226. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of January 14, 1997 was approximately $1,591,013.

Class                        Outstanding at January 14, 1997

Common stock, $.0001 par value           336,889,149 shares


Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

               Yes___ No  X

CLANCY SYSTEMS INTERNATIONAL, INC.

FORM 10-KSB

PART I

Item 1.  Description of Business

     (a) Business Development. In April 1987 Oxford Financial, Inc. (Oxford) merged with Clancy Systems International, Inc. (Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the Company or Registrant). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

     The Company designs, develops and manufactures automated parking enforcement systems primarily for lease to municipalities, universities and institutions, including a ticket writing system and other enforcement systems.

     The Company has installed numerous parking enforcement systems for various clients, towns and universities. The Company also has installed numerous systems through joint venture relationships. See Phoenix Group Systems and City of Inglewood below. To augment the enforcement element of the system, the Company markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

     The Company also provides hardware and software for special projects for Hertz Corporation including a project called Fleet Control. Fleet Control was developed in 1987 as an internal security system used by Hertz to track the transfer of cars between locations.

     The Companys principal executive offices are located at 2250 S. Oneida Street, #308, Denver, Colorado 80224 and its telephone number is (303) 753-0197.
     (b)     Business of the Issuer.

     (b)(1), (2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large expandable memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been stream-lined and along with the hand-held terminal weighs only three and one-half pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly, or via tape transfer, with a user's mainframe computer. There are currently approximately 800 ticket-writing units in operation.

     The Company's system also includes a complete back office processing and filing system. The Company provides computers, printers and software to enable the user to do department of motor vehicle lookups, maintain citation information storage and recall, generate delinquent notices and have immediate access to files of all tickets previously written. In addition, the Company's system also maintains a current, readily accessible list of vehicles with multiple outstanding citations, stolen vehicles, or vehicles otherwise wanted by local law enforcement officials. The system also generates reports of citations by number and officer, revenues collected, names of scofflaws, officer productivity and other reports as deemed necessary or valuable to the agency.

     The Company's contracts for its parking enforcement systems generally provide that the Company will provide the ticketwriters, a back office processing system, custom software and training and support in consideration of a fee per citation issued, a monthly fee for computer equipment rental and/or a set monthly fee. Occasionally, the Company will provide its system through an outright sale rather than through its typical lease arrangement. The Company generally warrants its equipment, provides updating and improvements to its system hardware and software and provides customary indemnification.

     The Company currently has systems installed for the following municipalities and universities representing approximately 6,000,000 tickets issued per year: Albany, CA: Apcoa Systems in Kansas City, MO, Columbus, OH and Minneapolis, MN; Berkeley, CA; Breckenridge, CO; Buffalo, NY; Burnaby, BC; Blackhawk, CO; Brigham Young University, Provo, UT; Buena Park, CA:
Butler University, Indianapolis, IN; CSU Fresno; Central Florida University, Orlando, FL; Charleston, SC; Dallas, TX; Durango, CO; Eastchester, NY; Evansville, IN; Fort Collins, CO; Gainesville, FL; Galveston, TX; Greeley, CO; Harrisburg, PA; Henderson, KY; Huntington, WV; Lafayette, LA; Lubbock, TX; Los Altos, CA; MTRA, University of Oklahoma, Oklahoma City, OK; Naperville, IL; New Hope, PA; New Orleans, LA; North Carolina State University, Raleigh, NC; North Carolina A & T, Greensboro, NC; ParkWise,

Albany, OR; Richmond, VA; Santa Barbara, CA; South Carolina State University, Orangeburg, SC; Snowmass, CO; Southwestern Community College, Chula Vista, CA; Steamboat Springs, CO; Tampa, FL; Telluride, CO; University of Alberta, Edmonton, Alberta; University of California, San Francisco; Vail, CO; and Yonkers, NY. By December 31, 1996, the Company plans to install systems in:
Georgetown University, Washington DC; Takoma Park, MD, and Allright Parking, Poughkeepsie, NY.

Clancy Systems International Limited Marketing Agreement

     On September 10, 1988 the Company entered into a three-year marketing agreement (the "Marketing Agreement") with Clancy Systems International Limited ("Clancy UK"), an unaffiliated company incorporated in England.
Under the Marketing Agreement, Clancy UK has the exclusive rights to market the computer and other electronic hardware and software systems produced by the Company in the United Kingdom, and the nonexclusive rights to market the computer and other electronic hardware and software systems produced by the Company in Europe and Australia. Clancy UK has agreed to use its best efforts to promote and market the Company's products and services and will reimburse the Company for its equipment and systems at rates to be agreed upon for each installation. All hardware returned to the Company is replaced by the Company free of charge. By mutual agreement of the parties, the Marketing Agreement has been extended indefinitely. Currently Clancy UK services one client: Newcastle upon Tyne, England.

The Denver Boot

     The Denver Boot is a metal clamp which is fastened around a wheel which effectively prevents a vehicle from being moved. The Denver Boot is removed by unlocking a padlock. The Company acquired all rights to the product in a transaction with Grace Berg in June of 1994. The Company will pay Mrs. Berg
a royalty on all sales for a period extending to June 1999.   The Denver Boot
is used by a number of law enforcement agencies on vehicles with multiple offenses. The Denver Boot can be integrated into the Company's parking control and enforcement system or may be sold separately. Sales of the Denver Boot have increased significantly during the past fiscal year. The Company continues to market boots with J.R. Bisho Co., an unaffiliated company, for sales of the Denver Boot in the Middle East.

Fleet Control

     During the quarter ended September 30, 1987 the Company developed a vehicle inventory control system for The Hertz Corporation referred to as Fleet Control. Fleet Control system tracks the transfer of rental cars between locations and is designed to enhance the security and control of inventory during such movements.

The system provides Hertz with information pertaining to each vehicle from the moment it leaves a location and includes the name and employee number of the hiker (driver), the Hertz vehicle number, the vehicle license number and a bar code identification symbol. The information is readily transferable between locations and is reproduced in a report format. This system has evolved into other fleet inventory data acquisition programs including exit gate and monthly locations programs.

     The Fleet Control system was implemented February 1, 1988 and as of December 20, 1996, 23 hand-held printer/terminal units for the system have been installed in the Newark and New York Hertz locations. Presently the equipment is being leased on a month-to-month basis for an amount per terminal unit and various charges for related peripheral hardware.

     Clancy has developed and sold custom charging racks for exit gate functions to the Hertz Corporation. The phase I roll-out was completed in October 1995 and phase II is expected began in January 1996 and will continue over the next few years.

    Hertz revenues to the Company represented approximately 3% of the Companys total revenues during fiscal 1996.

  The Fleet Control system is being provided to Hertz under an oral agreement.

Phoenix Group Systems

     In joint venture with Phoenix Group, of Torrance, California, the Company has installed computerized parking citation issuance systems at Pasadena City College, Pasadena, California; California State University Long Beach; West Covina, California; Bell Gardens, California; Riverside, California; Cerritos College, Norwalk, CA; East L.A. College; L.A. Harbor College; L.A. Mission College; L.A. Pierce College; Santa Rosa Jr. College; Anaheim, California; Cuesta College, San Luis Obispo, CA; California State University, Dominguez Hills; Golden West College, Huntington Beach, CA; Grossmont-Cuyamaca Colleges in El Cajon, CA; California State University, Los Angeles; County of Sonoma; Humboldt State College, Arcata, CA; and Los Angeles Valley College, Van Nuys, CA. Phoenix Group has contracts with these entities to provide noticing and Department of Motor Vehicle lookup. The Company provides field units, charger/communication modules and system computers. All of these entities write in the aggregate approximately 500,000 tickets per year.

MIS Department- City of Inglewood, CA

     In a joint venture agreement with the City of Inglewood, CA, Department of MIS, Clancy has agreed to provide hand-held ticket issuance equipment, ticket forms and envelopes for the City of Inglewood and clients that the City services for ticket processing. These cities include: Inglewood, CA; Sacramento, CA; Lawndale, CA; Alhambra, CA; Compton, CA; Covina, CA; San Marino, CA; San Gabriel, CA; Hawthorne, CA; and South Pasadena, CA.

     (b)(3) Status of Publicly-Announced New Product or Services. Not applicable.

     (b)(4) Competition. The Registrant is aware of several other companies which currently offer an automated ticket writing system: Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; and Radix. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user and because of the various enforcement products which it offers to complement its system.

     The Registrant believes that its rental car return and inventory control systems are competitive with other types of similar systems in that they are "stand-alone" systems which do not require a compatible main frame computer to operate. The Registrant is aware of no other companies which currently offer a "stand-alone" rental car return system or a "stand-alone" inventory control system.

     Initially, the Company provides potential parking control clients with consulting services to analyze the client's ticketing and enforcement needs. The Company then develops a proposal based upon those needs, which indicates how the Company's system and related products would aid the client in achieving the two primary goals of ticket writing and enforcement: creation of an equitable enforcement policy and an increase in revenues. The Company believes that a system which is perceived by the public to provide a greater certainty of enforcement will result in a greater willingness upon the part of the public to promptly and consistently pay fines, thus increasing the flow of revenues to the client. Depending upon the size of the client, the Company's services may range from the simple sale of hardware (i.e., the Denver Boot) to providing a ticketing and enforcement system and related equipment through a lease or sale arrangement, training users and handling data processing of tickets and the collection of fines.

     Although a few of the Company's systems provide for the purchase of systems or fees based on set monthly amounts, the Company has been marketing its system and other products to municipalities, universities, colleges, institutions and parking companies primarily under a professional services contract geared to a transactional or per citation basis. The Company supplies all hardware, software, training, supplies and maintenance for the system, thus eliminating all significant capital expenditures by the user.

     The Company markets its ticket writing and enforcement system directly to municipalities, universities, colleges, institutions and parking companies through commissioned sales representatives and members of management. The Company currently has marketing alliances with six organizations throughout the United States. The Company's management attends trade shows and makes direct sales calls.

     The Company has an informal marketing arrangement with Clancy UK under which Clancy UK is marketing the Company's systems in the United Kingdom and Europe. See "Clancy Systems International Limited Marketing Agreement."

     (b)(5) Raw Materials and Principal Suppliers. The Company purchases its hand-held computers from outside vendors and the Company builds the printer units which incorporate the hand-held terminal. Robert M. Brodbeck, the Company's Chairman of the Board and a director, supervises the manufacturing of the Company's printer units and is responsible for product engineering. The hand-held terminals for the parking enforcement system and rental car return system are identical and the hand-held terminals for the rental car inventory control system are different only in that they have an expanded memory and a bar code wand for identifying vehicles for inventory control purposes. The printer units for the various systems are the same. The Company's latest generation printers feature injection molded cases and an automatic top-of-form feature for the paper feed. Other new technology to the electronics enable interfacing with auxiliary hardware such as radio communications devices, magnetic credit card readers and other peripheral devices. The Company obtained a patent on its printer in April 1991. The

Company purchases its hand-held terminals from several different vendors who sell computers which are all comparable in quality.

     Component parts for the Company's products are purchased from various sources. The Company has established certain vendors for such parts; however, should any of them become unavailable to the Company, the Company believes that there are many alternative sources of supply available to it. Certain components of the printer such as cases and shafts are manufactured according to Company specifications and can easily be supplied by many different vendors.

     The Company's paper products are purchased from outside vendors. Should any of these vendors be unable to supply these specialized products, the Company believes that there are many other available sources of supply.

     (b)(6) Significant Customers. Presently, the Registrant has 58 customers. The Registrant in general is greatly dependent on these customers, but the Registrant is particularly dependent on its contracts with Oklahoma City, Oklahoma; the City of Berkeley, California; the Phoenix Group; and Hertz Corporation which together represented approximately 22% of the Company's total sales for the year ended September 30, 1996. From March 20, 1996 through September 30, 1996, the Company operated the parking ticket issuance operations for the Town of Cicero, Il. Revenues from this operation represented 33% of its total revenues for fiscal 1996; however, this contract was discontinued effective as of December 5, 1996. See below. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Oklahoma City, Oklahoma. The Company has provided a fully implemented automated parking ticket writing, processing and enforcement system to Oklahoma City, Oklahoma, its first parking enforcement system, since June 1986. Under the current contract the Company receives a monthly fee for leasing equipment and providing supplies and support. The contract may be terminated by either party upon 15 days written notice and may be extended for two additional 12-month terms upon mutual agreement of the parties on terms to be negotiated. The current contract with the City of Oklahoma expires June 30, 1997. Under the contract, the Company has agreed to indemnify the City of Oklahoma, its officers, agents and employees against any claims resulting from acts or omissions of the Company or its officers, employees, representatives or agents. During the 1996 fiscal year, the revenues from the Oklahoma City system represented approximately 4% of the Company's total revenues.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through September 1997. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During the 1996 fiscal year, the revenues from the City of Berkeley system represented approximately 8% of the Company's total revenues.

     Cicero, Illinois. The Company entered into a three-year agreement with the Town of Cicero, IL in February, 1996, to provide a complete facilities management service for its parking ticket issuance division. Under the agreement, the Company agreed to pay the Town of Cicero an annual fee of $575,000. The Company provided the complete system, personnel, hardware, and supplies. The Company retained all ticket revenues collected as well as any revenues collected on backlog tickets. The agreement may be terminated by
either party upon 30 days written notice.   The Company began operations with
respect to the agreement the last week of March 1996. Revenues collected from this project represented approximately 33% of the Companys total revenues during fiscal 1996. In connection with the Agreement, the Company entered into an agreement with J & J Consulting under which the Company agreed to pay J & J an annual fee of $175,000 and monthly commissions equal to a percentage of all revenues generated by the Company from its operations in Cicero, and a bonus percentage once revenues to the Company exceed $1,000,000. In November 1996, the Town terminated the agreement effective December 5, 1996. The Company believes that the Town of Cicero has breached the Agreement in various respects and is negotiating with the Town to settle these issues. The company is seeking a pro rata return of the initial contract acquisition costs to the date of the contract termination, as well as resolution of other matters wherein the Company believes the Town has not fulfilled its obligations. The Company is seeking to resolve this matter through negotiations; however, if necessary, the Company will pursue legal remedies. As a result of the termination of the Agreement with Cicero, the consulting agreement with J & J has been terminated.

     (b)(7)  Patents and Licenses.  The Company obtained a patent
(#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

     On April 25, 1991 the Company acquired two patents from Termiflex Corporation, Merrimack, New Hampshire. The patents #4,007,443 and 4,005,388 are for function keys on the sides of hand held terminals. The patents were acquired for a total of $4,000 and expired February 8, 1994 and January 25, 1994, respectively. Under the Patent Transfer Agreement the Company acquired the patents and has granted Termiflex unlimited license rights to utilize the patents. In addition, the Company pays Termiflex 50% of any licensing fees received from any third party. Termiflex is a publicly held manufacturer of hand held devices.

     In April 1992 Clancy licensed, on a non-exclusive basis, its patented handheld terminal button technology to Nippondenso Co. Ltd. for $20,000.
This technology is part of the patented technology acquired by the Company from Termiflex. See above. The patent license agreement expired in February of 1994 when the patent protection period ended. Under its agreement with Termiflex, $9,000 of this fee has been paid to Termiflex.

     (b)(8)      Need for Governmental Approval.  None.

     (b)(9)      Effect of Governmental Regulations.  None.

     (b)(10) Research and Development. In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company has redesigned the printer so that it weighs only three and one-half pounds instead of five pounds.

     The Company has continually been modifying its patented printer and is beginning to market its printer as a stand-alone product to parking enforcement entities, delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year the Company made significant modifications to the printer which include a memory module and upgrade of components and board design.

     During fiscal 1996, Clancy continued the development of a new printer which utilizes a thermal line printer. This printer has been designed to print special fonts including the new PDF 417 bar code symbology. The printer will be utilized as a stand alone device, but has been designed to accept a module which incorporates a handheld terminal, mag stripe reader, PCMCIA card and can accept wands, bar codes and other peripheral devices. Estimated completion time for the module is January 1997. Other features include graphic display, back-lit keypad, phosphorescent keypad and expandable memory. The Company believes there exists a tremendous market for this product which may increase future revenues. The ability to print PDF 417 bar codes will be a significant marketing advantage; however, there can be no assurance that the Company's marketing efforts will be successful.

    The Company developed a printer with an infrared interface which it sells to a Canadian company. It is anticipated that this product will be sold to others who can benefit from the infrared technology and require a portable field printing device.

     Robert M. Brodbeck, the Company's Chairman of the Board and a director, oversees developement and manufacturing of hardware produced by the Company.

     Management keeps informed of new developments in components so that the printer is up-to-date, fast and suits user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new components and new processes to upgrade its hardware. By adapting its equipment to user needs and keeping current of the latest technology, the Company anticipates that its enforcement ticket writing and rental car systems will not become obsolete.

     The Company's software is developed in-house by four full-time programmers and by Stanley J. Wolfson, the Company's President and a director.

     The Company's software is maintained and updated on a regular basis.
The software for the enforcement system ticketwriter and rental car return systems were developed by Stanley Wolfson over a period of two years. The software for the Fleet Control inventory control system initially was developed by Mr. Wolfson in his capacity as an officer and employee of Stan Wolfson and Associates, Inc., and subsequently was transferred to the Company. The software allows the ticketing, rental and inventory information to be entered and stored and the tickets, rental agreements and inventory information to be printed. The user of the enforcement system also may use the computer to look up information relating to possible stolen or multiple violation vehicles.

     The office computer software allows the daily ticket and rental and inventory information to be transferred from the portable units to a central computer. The information is compiled and then processed further according to user requirements.

     Through sophisticated communications software, the Company is able to update, modify, repair, enhance and change most software at the client's location via a modem.

     The Company's Lot and Street Survey programs have been provided to clients for use with their parking systems.

     The Company spent $51,222 and $54,303 on research and development activities for the fiscal years ended September 30, 1995 and 1996, respectively. None of the cost of such activities was borne directly by the customers.

     (b)(11) Compliance with Environmental Laws. Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company.

     (b)(12) Employees. The Company currently has twelve employees all of whom are employed on a full time basis.

Item 2.     Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $1,310 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 1998.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $475 per month pursuant to a lease agreement which expires August 1, 1997.

     The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

     On November 4, 1995, the Registrant filed an action in the United States District Court for the District of Colorado naming Symbol Technologies, Inc. as defendant, alleging patent infringement.

      In 1993, Symbol Technologies, Inc. released a new product, a handheld terminal model PDT3100, which incorporates the interactive button technology documented in patents #4,007,443 and #4,005,388, which the Company acquired from Termiflex Corporation on April 25, 1991.

      The Company is seeking relief for patent infringement and licensing of the patented technology. The amount of relief has not been specified.

     The Registrant knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against the Registrant, nor any other proceedings to which the Registrant is a party.

Item 4.     Submission of Matters to a Vote of Security Holders.

     None.

     PART II


Item 5. Market for Registrant's Common Stock and Related Security
        Holder Matters.

     (a)(1) The principal market on which the Registrant's Common Stock is traded is the over-the-counter market and the Registrant's Common Stock is quoted in the National Quotation Bureau Inc.'s Electronic Bulletin Board.

     (a)(1)(i)  Not applicable.

     (a)(1)(ii) The range of high and low bid quotations for the Registrant's Common Stock for the last two fiscal years are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                              High bid Low bid

10/1/94 - 12/31/94           .0025       .0025
1/1/95 - 3/31/95             .0025       .0025
4/1/95 - 6/30/95             .0025       .0025
7/1/95 - 9/30/95             .0025       .0025
10/1/95 - 12/31/96           .01         .005
1/1/96 - 3/31/96             .02         .01
4/1/96 - 6/30/96             .02         .015
7/1/96 - 9/30/96             .015        .075


     On December 26, 1996 the reported bid and asked prices for the Registrant's Common Stock were $.005 and $.02, respectively.

     (a)(2)  Not applicable.

     (b) The approximate number of record holders of the Registrant's Common Stock on December 26, 1996 was 629.

     (c)(1)  The Registrant has paid no dividends with respect to its Common
Stock.

     (c)(2) There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

Item 6.     Management's Discussion and Analysis or Plan of
           Operation

     From fiscal 1995 to fiscal 1996 revenues increased 51% due to increased revenues from new professional service contracts for the Company's parking enforcement systems Research and development costs increased by $3081, or 6%, from fiscal 1995 to fiscal 1996. General and administrative costs increased by 7% (exclusive of Cicero general and administrative costs) from fiscal 1995 to fiscal 1996. This is directly attributable to adding personnel, higher travel costs, higher insurance costs, and other increased expenses directly related to an increased client base. The Company reported a profit of $100,518 for fiscal 1995 as compared to profit of $16,792 for fiscal 1996.

   Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended September 30, 1995 and 1996, the contract with Oklahoma City accounted for 7% and 4%, respectively, of the Company's total professional services contract income. See Part I, Item 1 (b)(6).

     During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 1995 and 1996, the contract with the City of Berkeley accounted for 11% and 8%, respectively, of the Company's total professional services contract income.

     By a contract entered into on February 15, 1996, the Company began a facilities management project for the Town of Cicero Illinois in the last week of March 1996. The Company paid the town of Cicero $575,000 as a guarantee of ticket income for a one year period. The Company realized revenues from this operation through its fiscal year end at September 30, 1996 which represented 33% of its total revenues. This contract was terminated effective December 5, 1996. See Part I, Itme 1(b)(6); Cicero, IL.

     During the fiscal years ended September 30, 1995 and 1996, the Company had in place a total of approximately 76 and 89 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     The Company Fleet Control program for Hertz continues to generate significant revenues for the Company. For the fiscal years ended September 30, 1995 and 1996, all revenues derived from Hertz were from contract agreements to provide leased hand-held terminals, chargers, and other peripherals and supplies related to various Fleet Control projects. This revenue represented 11% and 3% of the

Company's total revenue during fiscal 1995 and 1996, respectively.   See Part
I, Item 1 (b)(1).

     The Company's professional services contract income generated for the year ended September 30, 1996 was approximately 3% from the Hertz Corporation projects and approximately 97% from the Company's parking enforcement systems and product sales. The Company's future operations will be greatly dependent upon its ability to obtain additional contracts for its parking control systems and other rental systems.

     At September 30, 1996, the Company had working capital of $465,991 as compared to $537,018 at September 30, 1995. The Company's current ratio decreased from 8.69 to 1 to 1.95 to 1 from September 30, 1995 to September 30, 1996. On March 22, 1996, the Company executed a three month promissory note for $650,000 secured by personal guarantees of three officers of the Company. The note bears interest at 9.75% and was originally due on June 25, 1996. The Company has extended the maturity date on the remaining balance to December 25, 1996.

     The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 1997; however, the Company may need to seek additional financing prior to such time.

     The Company has continually been modifying its patented printer and has marketed its printer as a stand-alone product to delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year, the Company developed a new printer utilizing thermal line print technology. The Company also made significant upgrades to its standard printer. The Company believes there exists a tremendous market for the new printer as it will be able to print a new bar code symbology (PDF 417) which is expected to become an industry standard in the next few years. This product may increase future revenues; however, there can be no assurance that the Company's marketing efforts will be successful.

Item 7.     Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 1995 and September 30, 1996

     Income Statement - Years ended September 30, 1995
                          and 1996

     Statements of Stockholders' Equity - Years ended September
                           30, 1995 and 1996

     Statements of Cash Flows - Years ended September 30, 1995
     and 1996

     Notes to Financial Statements


Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.

     Not applicable.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive Officers.

                             Position                       Dates of
Name                    held with Registrant          Age    service

Stanley J. Wolfson     President, Chief Executive      53     1987
                       Officer and Director

Robert M. Brodbeck     Chairman of the Board of        63      1987
                       Directors

Mark G. Lawrence       Director                        47      1986

Lizabeth M. Wolfson    Secretary-Treasurer and        51      1987
                       Chief Financial and Chief
                       Accounting Officer

     (a)(4) The business experience of the Registrant's officers and directors is as follows:

     Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company since February 1987. Mr. Wolfson attended the University of Colorado at Boulder and the University of Colorado at Denver. Mr. Wolfson had been president and a director of Clancy from inception until its merger into the Company in April 1987. Since 1967 Mr. Wolfson has been president and director of Portion Controlled Foods, Inc. d/b/a Stan Wolfson and Associates, Inc., a data processing systems consulting firm located in Denver, Colorado which employs two persons on a part-time basis. His firm's clients include The Hertz Corporation which utilizes Stan Wolfson and Associates, Inc.'s hand-held data entry equipment as part of its on-site national inventory control system. The Hertz Corporation has been a major customer of the Company. See Part I, Item 1. Mr. Wolfson has served as remote data acquisition consultant for AT&T as well as a consultant for a number of small local companies. Mr. Wolfson is the husband of Lizabeth Wolfson, an officer of the Company.

     Robert M. Brodbeck, Chairman of the Board of Directors and a director of the Company since February 1987. Mr. Brodbeck had been chairman of the board of directors and a director of Clancy from June

29, 1985 until April 1987. Mr. Brodbeck was a founder of Clancy, served as an initial director of Clancy until Clancy's first organizational meeting and had been active as a principal shareholder of Clancy since its inception. From December 1983 until November 1986 Mr. Brodbeck had been president and director of I/O Services, Inc., (now known as Sabre Industries, Inc.), a public company located in Denver, Colorado which is involved in the development of systems for small block data transmission. From July 1978 to May 1984, Mr. Brodbeck was co-owner of Computer Tel, Inc. (d/b/a Loadmaster), located in Denver, Colorado, which developed a computerized load posting system in use nationally by the trucking industry. From November 1973 to May 1984, Mr. Brodbeck was the owner of Kwik Kall, Inc., a direct dial courtesy phone system located in Denver, Colorado, serving the trucking industry in the southwestern United States as well as the eastern seaboard, Oklahoma and Texas. Mr. Brodbeck sold his interests in both Computer Tel, Inc. and Kwik Kall, Inc. in 1984. Prior to 1972 Mr. Brodbeck was an electronics and computer maintenance technician with Martin Marietta Corporation for 17 years.

     Lizabeth M. Wolfson, Secretary-Treasurer and Chief Financial and Chief Accounting Officer of the Company since February 1987. Mrs. Wolfson attended the University of Colorado at Boulder and the University of Colorado at Denver. Mrs. Wolfson had been secretary and treasurer of Clancy from 1974 and a director from December 1986 until April 1987. Since 1978, Mrs. Wolfson has
served as secretary of Stan Wolfson and Associates, Inc.   She is the wife of
Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company.

     Mark G. Lawrence, a director of the Company since April 1986. Mr. Lawrence served as Chairman of the Board of Directors and Secretary of the Company from April 1986 until February 1987 when the Exchange took place with Clancy. Since March 1988 Mr. Lawrence has served as executive vice president and a partner of Vintage Marketing Group, Inc., a company engaged in the sales and marketing of residential real estate. Since 1985 he has been secretary and a director of Windscreens West, Inc., a Colorado corporation engaged in the distribution and sales of fencing and other products. He graduated from the University of Denver in 1971 with a B.A. degree in social sciences and attended the University of the Americas in Mexico City in 1969. Mr. Lawrence is a member of the Home Builders Association, the Sales and Marketing Council of Metropolitan Denver and the National Sales and Marketing Council.
     (a)(5)  Directorships Held in Reporting Companies.  None.

     (b)  Identification of Certain Significant Employees.  None.

     (c) Family Relationships. Lizabeth M. Wolfson, Secretary-Treasurer and Chief Financial and Chief Accounting Officer of the Registrant, is the wife of Stanley J. Wolfson, President, Chief Executive Officer and a director of the Registrant.

(d)  Involvement in Certain Legal Proceedings.  None

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.     Executive Compensation.

     (a) General. For the fiscal year ended September 30, 1996 the Company paid a ten percent sales commission totaling $6,320 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $48,000 for the most recent fiscal year ended.

	(b)  Summary Compensation Table.

        (a)                   (b)         (c)          (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            1996       $48,000        $6,320
President and Chief           1995        44,500         8,351
Executive Officer             1994        34,200         7,368

     (c)  Option/SAR Grants.  None.

     (d)  Option/SAR Exercises and Fiscal Year End Option/SAR
          Values.  Not applicable.

     (e)  Long-Term Incentive Plan.  None.

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 11, 1996 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares            Percentage

Stanley J. Wolfson                 113,998, 464 (1)       33.8%
1907 South Leyden
Denver, Colorado  80224

Robert M. Brodbeck                   92,509,608            27.5%
9310 Watson Gulch
Littleton, Colorado  80127

Mark G. Lawrence                       3,100,000             .9%
6172 South Lima Way
Englewood, Colorado  80111

All officers and directors            209,608,072 (1)       62.2%
as a group (four persons)
--------
(1)   Includes 4,075,642 shares of Common Stock owned of record by Lizabeth
M. Wolfson, the wife of Stanley Wolfson and an officer of the Company and 400,000 shares of Common Stock owned of record by the Wolfson children.

     (c)  Changes in Control.

     The Registrant knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions.

     None/Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following is a complete list of exhibits filed as a part of this Report on Form 10-KSB and are those incorporated herein by reference.

Exhibit Number       Title of Exhibit

     3.1        Articles of Incorporation filed with the Colorado
                Secretary of State on March 3, 1986 (2)

     3.1(a)     Articles of Amendment to Articles of Incorporation
               (2)

     3.3        Bylaws (2)

     10.1(b)   Professional Services Contract between Clancy
               Systems International, Inc. and the City of
               Oklahoma dated June 14, 1989 (4)

     10.2      Extension Agreement between Clancy Systems
               International, Inc. and the City of Oklahoma dated
               June 20, 1990 (5)

     10.6 Indemnification Agreements between the Registrant and Robert M. Brodbeck, Stanley J. Wolfson and
               Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12     Indemnity Agreements between Registrant and
               Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
               Lawrence and Lizabeth M. Wolfson (3)

     10.24    Service Agreement between Clancy Systems
              International, Inc. and the City of Berkeley,
              California dated September 1, 1989 (4)

     10.25    Agreement between Clancy Systems International,
              Inc. and the Town of Cicero dated February 13, 1996.

----------
(1) Incorporated by reference from exhibit 2.1 filed with the Registrant's current report on Form 8-K dated February 26,
     1987.

(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form
     S-18, SEC File No. 33-4882-D.

(3) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1987.

(4) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1989.

(5) Incorporated by reference from the like numbered exhibits filed with the Registrants Annual Report on Form 10-K for the year ended September 30, 1990.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report the Registrant filed no reports on form 8-K.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      None.

SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CLANCY SYSTEMS INTERNATIONAL, INC.




                               By  /s/ Stanley J. Wolfson
                               Stanley J. Wolfson, President


Date:  January 13, 1997

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 13, 1997            /s/ Stanley J. Wolfson
                                   Stanley J. Wolfson, President,
                                   Chief Executive Officer and a
                                   Director


Date:  January 13, 1997            /s/ Robert M. Brodbeck
                                   Robert M. Brodbeck, Chairman of
                                   the Board of Directors and
                                   Director


Date:  January 13, 1997             /s/ Lizabeth M. Wolfson
                                   Lizabeth M. Wolfson, Secretary-
                                   Treasurer and Chief Financial
                                   and Chief Accounting Officer

Date:  January 13, 1997             /s/ Mark G. Lawrence
                                    Mark G. Lawrence, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Clancy Systems International, Inc.
We have audited the balance sheet of Clancy Systems International, Inc. as of September 30, 1995 and 1996, and the related income statements, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. at September 30, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.
Denver, Colorado
November 11, 1996,                          CAUSEY DEMGEN & MOORE INC.
     except for Note 11
     as to which date is
     December 5, 1996

CLANCY SYSTEMS INTERNATIONAL, INC.
  BALANCE SHEET
September 30, 1995 and 1996

ASSETS
                                                  1995          1996
Current assets:
  Cash, including interest bearing
     accounts of $166,616 (1995)
     and $52,391 (1996)                        $  236,404      90,510
  Accounts receivable                             175,281     286,931
  Inventories (Note 2)                            178,154     190,255
  Investment in contract, net
    (Notes 8 and 11)                                          376,028
  Income taxes refundable                           12,000        720
    Deferred tax asset (Note 5)                      5,000     12,000
                                                -----------    -------
      Total current assets                         606,839    956,444

Furniture and equipment, at cost:
  Office furniture and equipment                    98,278    185,245
  Equipment under service contracts
     (Note 8)                                    1,207,529  1,276,677
                                                  ---------   ---------
                                               1,305,807  1,461,922
Less accumulated depreciation                    848,617    955,371
                                                  ---------  --------
  Net furniture and equipment                      457,190    506,551
Other assets:
  Deposits and other                                19,947     44,810
  Software licenses                                 16,882     16,882
     Software development costs                    205,692    201,919
                                                    -------    -------
                                                    242,521   263,611

     Less accumulated amortization                  147,237     114,869
                                                    -------     -------
       Net other assets                              95,284     148,742
                                                   --------    --------
                                                 $1,159,313  $1,611,737
                                                  ==========  ==========
See accompanying notes.

CLANCY SYSTEMS INTERNATIONAL, INC.
BALANCE SHEET
September 30, 1995 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    1995       1996
Current liabilities:
      Note payable - bank (Note 4)           $       -     $  393,000
      Accounts payable	                               -         15,046
      Other accrued expenses                         -          2,286
      Warranty reserve	                             7,300        4,000
  Deferred revenue                                62,521        76,121
                                                  ------        ------
          Total current liabilities               69,821       490,453

Deferred tax liability (Note 5)                    9,000        24,000
Commitments and contingencies
      (Notes 7 and 11)
Stockholders' equity:
      Preferred stock, $.0001 par value;
         100,000,000 shares authorized,
         none issued                                   -             -
      Common stock, $.0001 par value;
         800,000,000 shares authorized,
         336,889,149 shares issued and
         outstanding                               33,689      33,689
      Additional paid-in capital                1,030,674   1,030,674
      Retained earnings (deficit)                  16,129      32,921
                                                ---------    --------
         Total stockholders' equity             1,080,492   1,097,284
                                                ---------   ---------
                                               $1,159,313  $1,611,737
                                               ==========  ==========










See accompanying notes.

   CLANCY SYSTEMS INTERNATIONAL, INC.
    INCOME STATEMENT
                 For the Years Ended September 30, 1995 and 1996

                                                  1995          1996
Revenues:
  Sales                                       $  241,716      $172,532
  Service contract income
    (Notes 8 and 9)                              966,564     1,046,692
  Parking ticket collections (Note 8)                  -       604,002
                                                 -------     ---------
    Total revenues                             1,208,280     1,823,226
                                               =========     =========
Costs and expenses:
  Cost of sales                                  102,981        82,566
  Cost of services (Note 3)                      512,898       531,857
  Cost of parking ticket collections
     (Note 8)                                          -       644,982
  General and administrative                     432,785       465,474
  Research and development                        51,222        54,303

     Total costs and expenses                  1,099,886      1,779,182
                                               ---------      ---------
Income  from operations                          108,394         44,044
Other income (expense):
  Interest income                                  5,370        4,775
  Interest expense                                  (206)      29,027)
                                             -----------   -----------
     Total other income (expense)                   5,164     (24,252)
                                            -----------   -----------
Provision for income taxes (Note 5):
  Current expense                                   9,040      (5,000)
  Deferred expense                                  4,000        8,000
                                              -----------   ----------
     Total income tax expense                      13,040        3,000
                                              -----------   ----------
Net income                                     $  100,518   $   16,792
                                            -----------   -----------
Net income per common share
  (Note 6)                                      $       *    $        *

*less than $.01 per share


See accompanying notes.

                                     CLANCY SYSTEMS INTERNATIONAL, INC.

                                        STATEMENT OF STOCKHOLDERS' EQUITY
    For the Years Ended September 30, 1995 and 1996

                                                             Additional                   Retained
                                           Common Stock        paid-in       Treasury      earnings
                                         Shares     Amount     capital        stock       (deficit)
Balance, September 30, 1994         344,118,693    $34,412   $1,030,674      $  (723)    $(84,389)
Retirement of treasury stock
   (Note 10)                         (7,229,544)     (723)          -            723            -
Net income for the year ended                 -         -           -              -      100,518
   September 30, 1995              ------------   --------  -----------       -------     --------
Balance, September 30, 1995         336,889,149     33,689     1,030,674           -       16,129
Net loss for the year ended
September 30, 1996                            -          -            -            -       16,792
                                    -----------     -------    ---------        -----    ---------
Balance, September 30, 1996          336,889,149     33,689    1,030,674            -    $  32,921
                                     ===========     ======    =========         =====    =========

See accompanying notes.

CLANCY SYSTEMS INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 1995 and 1996
                                                    1995          1996
Cash flows from operating activities:
      Net income                                  $100,518     $ 16,792
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation and amortization               229,579     634,547
        Deferred income tax expense                   4,000       8,000
        Decrease (increase) in accounts
         receivable                                 137,729    (111,650)
        Increase in inventories                     (24,938)    (12,101)
        Decrease (increase) in income
         taxes refundable                           (12,000)     11,280
        Increase (decrease) in accounts
         payable                                     (7,580)     15,046
        Decrease in accrued expenses                 (1,700)   (1,014)
        Increase (decrease) in deferred
         revenue                                     23,259)     13,600
        Loss on disposal of assets                      797       7,284
                                                   --------     --------
         Total adjustments                          302,628     564,992
                                                   --------     --------
           Net cash provided by
             operating activities                   403,146     581,784
Cash flows from investing activities:
  Acquisition of furniture and
    equipment - net                                (160,828)   (282,914)
  Increase in software licenses and
    software development costs                      (26,027)    (69,101)
  Investment in contract                                  -    (750,000)
  Decrease (increase) in deposits and
    other assets                                     18,055     (24,863)
  Proceeds from sales of fixed assets                16,883       6,200
                                                    -------     --------
     Net cash used in investing
       activities                                  (151,917)  (1,120,678)
Cash flows from financing activities:
  Payments on notes payable - related party         (22,530)           -
  Proceeds from notes payable - bank                      -      650,000
  Payment on notes payable - bank                   (37,000)    (257,000)
  Net cash provided by (used in)
	financing activities                           (59,530)    393,000
                                                    -------      --------
(Continued on following page)
See accompanying notes.

CLANCY SYSTEMS INTERNATIONAL, INC.
  INCOME STATEMENT
For the Years Ended September 30, 1995 and 1996
                       (Continued from preceding page)
                                                   1995       1996
Increase (decrease) in cash                      191,699     (145,894)
Cash and cash equivalents at
  beginning of year                               44,705      236,404
                                                 -------     --------
Cash and cash equivalents at
  end of year                                   $236,404   $   90,510
                                                --------   ----------
Supplemental disclosure of cash flow information:
                                                   1995      1996
  Cash paid during the year
     for interest                              $    206   $   29,027
                                               --------    ---------
  Cash paid (refunded) during the
    year for income taxes                      $ 21,040   $  (16,599)
                                                --------   ----------
Depreciation and amortization expense is allocated as follows:

  Cost of services                             $224,980      256,684
  General and administrative                      4,599       3,891
  Cost of parking ticket collections                  -     373,972
                                               --------     -------

                                               $229,579  $  634,547
                                               ========   ==========












See accompanying notes.

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        September 30, 1995 and 1996

1.  Organization and summary of significant accounting policies

Organization:

The Company was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing ticket writing systems and rental car return systems. The Company's revenues are derived primarily from cities, universities and car rental companies throughout the United States, Canada and England.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable:

No provision for doubtful accounts was deemed necessary at September 30, 1995 or 1996.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 1995 and 1996 amounted to $36,856 and $35,759, respectively. Unamortized computer software development costs amounted to $84,448 and $117,761 at September 30, 1995 and 1996, respectively.

 CLANCY SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 1995 and 1996

1.  Organization and summary of significant accounting policies (continued)

Furniture and equipment:

Furniture and equipment are stated at cost.

Depreciation is provided by the Company on an accelerated method over the assets' estimated useful lives of five years. Property and equipment consists primarily of computers and printers which are subject to technical obsolescence.
Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

Software license agreements are being amortized over a five-year period, the period estimated by management to be benefitted.

Research and development costs:

Company funded research and development costs are charged to expense as incurred.

Revenue recognition:

Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions.

The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis.

Revenue from the issuance of parking tickets is recognized on a cash basis when received.

Income taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carryforwards, depreciation differences and capitalized section 263A costs (see Note 5).

CLANCY SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
 September 30, 1995 and 1996

1.  Organization and summary of significant accounting policies
(continued)

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair value of financial instruments:

All financial instruments are held for purposes other than trading.
The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value.

For cash, cash equivalents and note payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits.

The Company provides credit, in the normal course of business, to customers throughout the United States, Canada and England. The Company performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

2.  Inventories
    Inventories consist of the following at September 30:
                                            1995           1996
           Finished goods                $  8,800       $      -
           Work in process                  2,587          9,380
           Purchased parts and supplies   166,767        180,875
                                          -------        -------
                                         $178,154       $190,255
                                         --------       --------

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 1995 and 1996

3.  Related party transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended September 30, 1995 and 1996, commissions of $8,351 and $6,320 have been paid under this agreement, respectively.

4.  Note payable - bank

On March 22, 1996, the Company executed a three month promissory note for $650,000 secured by personal guarantees of three officers of the Company. The note bears interest at 9.75% and was originally due on June 25, 1996. The Company has extended the maturity date on the remaining balance to December 25, 1996.

5.  Income taxes

Prior to September 30, 1993 and in 1996, the Company incurred net operating losses which may be carried forward to offset future taxable income. The net operating loss carryforward for Federal income tax purposes is approximately $15,000 at September 30, 1996 which, if not used, expires in the year 2011.

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards, depreciation differences and capitalized section 263A costs for tax purposes.

As of September 30, 1995 and 1996, total deferred tax assets, liabilities and valuation allowance are as follows:
                                                     1995       1996
           Deferred tax assets                   $  3,000    $ 31,000
           Deferred tax assets resulting
             from loss carryforward                 2,000      10,000
           Deferred tax liabilities                (9,000)    (53,000)
           Valuation allowance                          -           -
                                                  -------     --------

                                                 $ (4,000)   $(12,000)
                                                  --------    --------

During the year ended September 30, 1995, the Company utilized net operating loss carryforwards of approximately $121,000 to offset current taxable income, resulting in current tax benefits of $31,000.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

    September 30, 1995 and 1996

6.  Net income per common share

Net income per common share is based on the weighted average number of shares outstanding during the years, 336,889,149 shares.

7.  Lease agreements - as lessee

The Company leases office space under a 24 month lease and manufacturing space under a 12 month lease, which commenced on June 1, 1996 and August 1, 1996, respectively. The office and manufacturing rental rates are $1,310 and $475 per month, respectively. Total rent expense for the years ended September 30, 1995 and 1996 amounted to $20,910 and $21,414, respectively.

The future minimum lease payments under these obligations are as follows:

     Year ending September 30,                   Amount
               1997                             $15,714
               1998                              10,476
                                                -------
                                                $26,190
                                                -------

8.  Professional service contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 1996, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:
                                             1995            1996
       Equipment under service contracts  $1,207,529     $1,276,677
       Less accumulated depreciation        (765,929)      (839,213)
                                           ---------      ----------
                                          $  441,600      $ 437,464
                                          ----------      ---------

Agreement with the Town of Cicero, Illinois:

     On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company issued all parking tickets for the City and provided collection services for those parking tickets issued and all outstanding parking tickets previously issued by the City. As consideration, the Company received all cash receipts from tickets issued and previously issued. The Company

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 1995 and 1996

8.  Professional service contracts (continued)

has paid a total of $750,000 for commissions and amounts due to the Town. Amounts paid pursuant to the contract are being amortized monthly on a straight-line basis over the period of the agreement commencing April 1, 1996. Commencing April 1, 1996, the Company has maintained a list of receivables of current and prior ticket issuances totaling approximately $2,500,000. The receivables are not reflected on the Company's financial statements until the amounts are collected. (see Note 11).

9.  Major customers and export sales

The following table summarizes customers which accounted for over 10% of revenues for the years ended September 30:

              Customer                  1995         1996
                  A                      11%           *
                  B - a city             11%           *
                  C                      11%           *
                  D - a city              *           33%

  * less than 10% of total revenues

The Company's export sales for the years ended September 30, by geographic area, are as follows:
                                       1995         1996
           Canada                   $ 45,000     $ 86,000
           England                    72,000       61,000
                                    --------      --------
                                    $117,000     $147,000
                                    --------     --------

10. Treasury stock

During 1994, the State of Colorado law relating to the acquisition of treasury shares by any company was changed. The new law requires, under certain conditions, that shares so acquired constitute authorized but unissued shares and not treasury stock. Amounts previously shown as treasury stock on the Company's financial statements have been treated as retired and allocated to common stock.

11. Subsequent event

Effective December 5, 1996, the contract with the Town of Cicero has been terminated.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 1995 and 1996

11. Subsequent event (continued)

The Company is currently negotiating to settle certain issues relating to the contract including a pro rata return of initial contract acquisition costs to the date of the contract termination, as well as other matters wherein the Company believes the City has not fulfilled its contractual obligations. The Company is unable to predict the outcome of these negotiations.