Form 10QSB
period 1997-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1997-05-15
CIK 789318

FORM 10-QSB





                                 FORM 10Q-SB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                     Washington, D.C.  20549


 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

	                       (303)753-0197
	              (Registrant's telephone number)
    --------------------------------------------------
	   (Former name, former address and former fiscal year,
	                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes  X    No

             	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

336,889,149 common shares were outstanding as of May 14, 1997.

                     CLANCY SYSTEMS INTERNATIONAL, INC.


                              	INDEX


	Page No.

PART I.	FINANCIAL INFORMATION

Balance Sheet - September 30, 1996 and March 31, 1997	2 and 3

Income Statement - For the Three Months ended
	March 31, 1996 and 1997                                	4

Income Statement - For the Six Months ended
	March 31, 1996 and 1997                                	5

Statement of Stockholders' Equity - For the Six Months
	Ended March 31, 1997                                   	6

Statement of Cash Flows - For the Six Months Ended
	March 31, 1996 and 1997                                	7

Notes to Unaudited Financial Statements                 	8

Management's Discussion and Analysis of Financial
	Condition and Results of Operations	                   10

PART II.	OTHER INFORMATION                             	10

               	CLANCY SYSTEMS INTERNATIONAL, INC.

                        	BALANCE SHEET

             	September 30, 1996 and March 31, 1997
                         	(Unaudited)

                           	ASSETS

                                       						 September	   March
                                              --------     -----
Current assets:
	Cash and cash equivalents                  	$   90,510  	$ 145,263
	Accounts receivable	                           286,931	    334,276
	Inventories (Note 2)                          	190,255    	195,605
	Investment in contract, net
		(Note 4)                                     	376,028          	-
	Income taxes refundable                           	720	        720
	Deferred tax asset (Note 3)	                    12,000	      7,000
                                             ----------    --------
		Total current assets	                         956,444	    682,864

Furniture and equipment, at cost:
	Office furniture and equipment                	185,245    	228,680
	Equipment under service contracts	           1,276,677 	 1,315,846
                                             ----------   ---------
					                                        	1,461,922  	1,544,526
	Less accumulated depreciation	                 955,371 	 1,070,368
                                             ----------   ---------
		Net furniture and equipment                  	506,551    	474,158

Other assets:
	Deposits and other	                             44,810     	23,205
	Software licenses                              	16,882     	16,882
	Software development costs	                    201,919	    245,727
                                              ---------    --------
						                                          263,611    	285,814
	Less accumulated amortization	                 114,869	    139,582
                                              ---------    --------
		Net other assets	                             148,742	    146,232
                                              ---------    --------
					                                       	$1,611,737 	$1,303,254

                       	See accompanying notes.

                   	CLANCY SYSTEMS INTERNATIONAL, INC.

                           	BALANCE SHEET

                 	September 30, 1996 and March 31, 1997
                            	(Unaudited)

                 	LIABILITIES AND STOCKHOLDERS' EQUITY

                                        						 September     March
                                               --------      -----

Current liabilities:
	Note payable - bank (Note 5)                	$  393,000 	$   95,000
	Accounts payable	                                 15,046         	-
	Other accrued expenses	                            2,286     	2,286
	Warranty reserve	                                  4,000	     2,200
	Deferred revenue	                                 76,121	    54,653
                                              -----------  ---------
		Total current liabilities	                      490,453   	154,139

Deferred tax liability (Note 3)                   	24,000    	24,000

Stockholders' equity:
	Preferred stock, $.0001 par value;
		100,000,000 shares authorized,
		none issued	-	-
	Common stock, $.0001 par value;
		800,000,000 shares authorized,
		336,889,149 shares issued and
		outstanding                                     	33,689   	33,689
	Additional paid-in capital	                    1,030,674	1,030,674
	Retained earnings	                                32,921	   60,752
                                                --------- ---------
		Total stockholders' equity	                   1,097,284	1,125,115
                                                --------- ---------
						                                         $1,611,737	$1,303,254
                                               ========== ==========

                        See accompanying notes.
	                                -4-

                 	CLANCY SYSTEMS INTERNATIONAL, INC.

                          	INCOME STATEMENT

          	For the Three Months Ended March 31, 1996 and 1997
                           	(Unaudited)

                                         						   1996    	   1997
                                                  ----        ----
Revenues:
	Sales			                                     $  31,232  	$  53,740
	Service contract income                       	255,288    	246,291
	Parking ticket collections (Note 4)	                 -  	   25,985
                                              ---------   ---------
		Total revenues	                               286,520	    326,016

Costs and expenses:
	Cost of sales                                   	4,797     	30,179
	Cost of services	                              114,889    	129,789
	Cost of parking ticket collections
		(Note 4)                                           	-	     26,700
	General and administrative	                    109,394    	109,451
	Research and development	                       10,648	     13,008
                                              ---------    --------
		Total costs and expenses	                     239,728	    309,127
                                              ---------    --------
Income from operations	                          46,792     	16,889

Other income (expense):
	Interest income                                 	1,849	        381
	Interest expense	                                    -	     (4,296)
	                                             ---------     --------
		Total other income (expense)	                   1,849	     (3,915)
                                              ---------     --------
Income before provision for income taxes        	48,641      	12,974

Provision for income taxes (Note 3)	             13,000   	    3,000
                                              ---------     --------
Net income	                                   $  35,641   	$   9,974
                                              =========    =========
Net income per common share	                  $       *   	$       *
                                              =========    =========

Weighted average number of shares
	outstanding	                               336,900,000 	336,900,000
                                            ===========  ===========
* less than $.01 per share

                       	See accompanying notes.

                  	CLANCY SYSTEMS INTERNATIONAL, INC.

                         	INCOME STATEMENT

          	For the Six Months Ended March 31, 1996 and 1997
                          	(Unaudited)

                                        						   1996   	   1997
                                                 ----       ----
Revenues:
	Sales			                                     $  87,186  	$  70,018
	Service contract income	                       456,750	    534,878
	Parking ticket collections (Note 4)	                 -	    265,295
                                              ---------   ---------
		Total revenues	                               543,936    	870,191

Costs and expenses:
	Cost of sales                                  	25,361	     45,566
	Cost of services	                              221,873    	265,455
	Cost of parking ticket collections
		(Note 4)                                           	-    	282,385
	General and administrative                    	238,061    	208,041
	Research and development	                       27,976     	19,291
	Loss on disposal of fixed assets	                4,552 	         -
                                               --------     -------
		Total costs and expenses	                     517,823	    820,738
                                               --------     -------
Income from operations	                          26,113     	49,453

Other income (expense):
	Interest income                                 	3,210        	810
	Interest expense	                                    -	    (12,432)
	                                              --------     -------
		Total other income (expense)	                   3,210	    (11,622)
                                               --------      ------
Income before provision for income taxes	        29,323     	37,831

Provision for income taxes (Note 3)	              8,000	     10,000
                                              ---------      ------
Net income                                   	$  21,323 	$   27,831
                                              =========  ==========
Net income per common share                  	$       *  	$       *
                                              =========  ==========

Weighted average number of shares
	outstanding	                               336,900,000	336,900,000
                                            =========== ===========
* less than $.01 per share

                    	See accompanying notes.
	                            -6-

                 	CLANCY SYSTEMS INTERNATIONAL, INC.

                  	STATEMENT OF STOCKHOLDERS' EQUITY

               	For the Six Months Ended March 31, 1997
	                             (Unaudited)

                                    								Additional
						                      	Common Stock    	paid-in    	Retained
						                    Shares   	 Amount   capital 	   earnings
                          -----------------  ---------    --------
Balance, September
	30, 1996              	336,889,149 	$33,689 	$1,030,674	  $ 32,921

Net income for the
	six months ended
	March 31, 1997	                  -	       -	          -	    27,831
                        -----------  -------- ----------   --------
Balance March 31,
	1997	                 	336,889,149  	$33,689	$1,030,674  	$ 60,752
                        ===========   ======= ==========   ========


                        See accompanying notes.
	                               -7-

                    	CLANCY SYSTEMS INTERNATIONAL, INC.

                        	STATEMENT OF CASH FLOWS

            	For the Six Months Ended March 31, 1996 and 1997
                               	(Unaudited)

                                            					  1996   	  1997
                                                   ----      ----
Cash flows from operating activities:
	Net income	                                   $ 21,323 	 $ 27,831

	Adjustments to reconcile net income to net
		cash provided by operating activities:
			Depreciation and amortization               	119,084   	330,254
			Decrease in deferred revenue	                (17,953)  	(21,468)
			Increase in accounts receivable	             (42,240)  	(47,345)
			Increase in inventories	                     (12,003   )	(5,350)
			Decrease in income taxes refundable          	11,280	         -
			Decrease in deferred tax asset	                5,000     	5,000
			Increase in deferred tax liability            	8,000         	-
			Increase in other current assets	             (3,690)        	-
			Decrease in accounts payable and
				accrued liabilities	                         (1,300)  	(15,046)
			Decrease in warranty reserve                      	-    	(1,800)
			Loss on disposal of fixed assets	              4,552	         -
                                                -------    -------
				Total adjustments	                           70,730  	 244,245
                                                -------    -------
				Net cash provided by operating activities   	92,053   	272,076

Cash flows from investing activities:
	Acquisition of furniture and equipment,
		software development costs and
		patent costs                               	(139,973)  	(126,412)
	Investment in contract                      	(575,000)         	-
	Recovery of investment in contract                 	-	    185,484
	Decrease (increase) in deposits and other	    (28,003)     21,605
                                              --------     --------
		Net cash provided by (used in) investing
			activities	                                (742,976)     80,677
                                              ---------     -------
Cash flows from financing activities:
	Borrowings from bank	                         650,000          	-
	Repayment of notes payable	                         -   	(298,000)
                                              --------    --------
		Net cash provided by (used in) financing
			activities	                                 650,000	   (298,000)
                                              --------    --------
Increase (decrease) in cash                      	(923)    	54,753
Cash at beginning of period	                   236,404	     90,510
                                              --------     -------
Cash at end of period                        	$235,481   	$145,263
                                              --------    --------

                          	See accompanying notes.

                  	CLANCY SYSTEMS INTERNATIONAL, INC.

                 	NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             	March 31, 1997


1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1996 and March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1996 and 1997.

Financial statement reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

2.	Inventories

Inventories consist of the following at:

                                   		September 30,  	March 31,
                                          1996     	   1997
	                                    -------------  ----------

Finished goods	                         $      -	     $  9,780
	Work in process                           	9,380      	39,121
	Purchased parts and supplies	            180,875	     146,704
                                        ---------    ---------
                                          $190,25     $195,605
                                        =========     ========
3.	Income taxes

The provision for income taxes for the quarter ended March 31, 1997 is based on the expected tax rate for the year.

As of September 30, 1996 and March 31, 1997, total deferred tax assets and liabilities are as follows:

                                    		September 30,  	March 31,
		                                        1996     	   1997
                                      ------------    ---------
	Deferred tax assets	                   $ 31,000	      $ 31,000
	Deferred tax assets resulting
	  from loss carryforward                	10,000        	10,000
	Deferred tax liabilities	               (53,000)	      (58,000)
                                        --------       --------
		                                      $(12,000)     	$(17,000)
                                        ========       =========

                  	CLANCY SYSTEMS INTERNATIONAL, INC.

               	NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             	March 31, 1997


4.	Investment in contract

On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company issued all parking tickets for the City and provided collection services for those parking tickets issued and all outstanding parking tickets previously issued by the City.
As consideration, the Company received all cash receipts from tickets issued and previously issued. The Company has paid a total of $750,000 for commissions and amounts due to the Town. Amounts paid pursuant to ncing April 1, 1996. Commencing April 1, 1996, the Company has maintained a list of receivables of current and prior ticket issuances totaling approximately $2,500,000. The receivables are not reflected on the Company's financial statements until the amounts are collected.

Effective December 5, 1996, the contract with the Town of Cicero was terminated.

In January of 1997, the Company received $185,484 from the Town of Cicero representing a prorated refund of the initial contract costs paid to the Town of Cicero.

5.	Note payable - bank

Note payable - bank consists of a three month unsecured note due June 25, 1997 including interest at 9.75% per annum.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At March 31, 1997 the Company had working capital of $528,725 derived primarily from contract sales, as compared to working capital of $465,991 at September 30, 1996. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended March 31, 1997 the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, Berkeley California, Yonkers NY, Clancy UK, Richmond Virginia and other professional service contract installations. Oklahoma City, OK and Berkeley, CA each represented in excess of 5% of total revenues. New clients added to customer base during this period are Allright Parking, Overtime Parking, Montrose, CO, George Washington University and Takoma Park, MD.

In January, the Company received a payment of $185,484 from the Town of Cicero, IL as reimbursement for prepaid ticket revenue to the Town.

Revenues for the 1997 quarter were higher than the prior year's quarter; however, expenses for the 1997 quarter were higher than the prior year's quarter. As a result, the Company reported a net profit of $9,974 for the 1997 quarter as compared to net profit of $35,641 for the prior year's quarter. Revenues, expenses and net profit for the 6 months ended March 1997 were significantly higher than for the prior year due in part to the Cicero project.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 18, 1997 the United States District Court for the District of Colorado granted Symbol Technologies, Inc. its Motion for Summary Judgement in the case of Clancy Systems International, Inc. vs Symbol Technologies, Inc. for alleged patent infringement. The motion was granted on the evidence that Nippondenso, a company which licensed Clancy's patent in 1992, did not properly mark their product with the patent number therefore jeopardizing Clancy's claim. The Company was assessed costs of $2,699.86

Item 6.  Exhibits and Reports on Form 8-K

(b) During the quarter ended June 30, 1996, the Registrant has filed No reports on Form 8-K.


	                         Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997           	Clancy Systems International, Inc.
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