Form 10QSB
period 1997-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1997-08-14
CIK 789318

FORM 10-QSB




	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549



 X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

         ----------------------------------------------------
        	(Former name, former address and former fiscal year,
                 	if changed since last report)

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

336,889,149 common shares were outstanding as of August 13, 1997.

                	CLANCY SYSTEMS INTERNATIONAL, INC.


                               	INDEX
                                -----

                                                       Page No.
                                                       -------

PART I.	FINANCIAL INFORMATION

Balance Sheet - September 30, 1996 and June 30, 1997    2 and 3

Statement of Operations - For the Three Months Ended
June 30, 1996 and 1997                                        4

Statement of Operations - For the Nine Months Ended
	June 30, 1996 and 1997                                       5

Statement of Stockholders' Equity - For the Nine Months
	Ended June 30, 1997                                          6

Statement of Cash Flows - For the Nine Months Ended
	June 30, 1996 and 1997                                       7

Notes to Unaudited Financial Statements                       8

Management's Discussion and Analysis of Financial
	Condition and Results of Operations                         10

PART II.	OTHER INFORMATION                                   10
----------------------------

                 	CLANCY SYSTEMS INTERNATIONAL, INC.

                        	BALANCE SHEET

                 	September 30, 1996 and June 30, 1997
                          	(Unaudited)


                            	ASSETS
                             ------
						                                      September	    June
                                            --------      ----
Current assets:
	Cash and cash equivalents               	$   90,510	  $ 171,541
	Accounts receivable	                        286,931    	307,042
	Inventories (Note 2)	                       190,255    	204,074
	Investment in contract, net
		(Note 4)	                                  376,028          	-
Income taxes refundable	                         720          	-
	Deferred tax asset (Note 3)	                 12,000	      7,000
                                           ---------   ---------
		Total current assets	                      956,444    	689,657

Furniture and equipment, at cost:
	Office furniture and equipment             	185,245    	228,680
	Equipment under service contracts	        1,276,677 	 1,298,071
                                           ---------   ---------
                                     						1,461,922  	1,526,751
	Less accumulated depreciation	              955,371	  1,075,289
                                           ---------   ---------
		Net furniture and equipment               	506,551    	451,462

Other assets:
	Deposits and other                          	44,810     	20,835
	Software licenses                           	16,882      16,882
	Software development costs	                 201,919	    271,628
                                            --------    ---------
					                                       	263,611    	309,345
	Less accumulated amortization	              114,869 	   153,880
                                            --------    --------
		Net other assets	                          148,742	    155,465
                                            --------    --------
						                                    $1,611,737 	$1,296,584
                                          ==========  ==========
	                      See accompanying notes.
	                                 2

                	CLANCY SYSTEMS INTERNATIONAL, INC.

                         	BALANCE SHEET

              	September 30, 1996 and June 30, 1997
                         	(Unaudited)


              	LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
                                     						 September  	  June

Current liabilities:
	Note payable - bank                      	$  393,000 	$        -
	Accounts payable	                             15,046          	-
	Other accrued expenses                        	2,286     	10,558
	Warranty reserve	                              4,000	      1,300
	Income taxes payable                              	-	      9,280
	Deferred revenue	                             76,121	     90,219
                                           ----------   ---------
		Total current liabilities	                  490,453    	111,357

Deferred tax liability (Note 3)               	24,000     	24,000

Stockholders' equity:
	Preferred stock, $.0001 par value;
		100,000,000 shares authorized,
		none issued	-	-
	Common stock, $.0001 par value;
		800,000,000 shares authorized,
		336,889,149 shares issued and
		outstanding                                 	33,689	   33,689
	Additional paid-in capital                	1,030,674	1,030,674
	Retained earnings	                            32,921    96,864
                                            --------- ---------
		Total stockholders' equity	               1,097,284 1,161,227
                                            --------- ---------
						                                     $1,611,737	$1,296,584
                                           ========== ==========
                     	See accompanying notes.
	                               3

               	CLANCY SYSTEMS INTERNATIONAL, INC.

                     	STATEMENT OF OPERATIONS

        	For the Three Months Ended June 30, 1996 and 1997
                         	(Unaudited)

                                      						   1996   	   1997
                                               ----       ----
Revenues:
	Sales		                                 	$  41,625   	$  28,036
	Service contract income	                   283,363     	337,882
	Parking ticket collections	                229,965       20,994
                                          ---------    ---------
		Total revenues	                           554,953     	386,912

Costs and expenses:
	Cost of sales                              	20,615	      20,096
	Cost of services                          	172,013     	154,327
	Cost of parking ticket collections
		(Note 4)	                                 235,212      	18,849
	General and administrative                 	98,397	     141,863
	Research and development	                    8,136       	5,019
	Loss on disposal of fixed assets	              168	           -
                                           --------      -------
		Total costs and expenses	                 534,541	     340,154
                                           --------      -------
Income from operations                      	20,412      	46,758

Other income (expense):
	Interest income                               	983         	985
	Interest expense	                          (16,327)	     (1,631)
	                                          --------      --------
		Total other expenses	                     (15,344)	       (646)
                                           ---------     --------
Income before provision for income taxes     	5,068      	46,112

Provision for income taxes (Note 3)	            341	      10,000
                                           --------      -------
Net income	                               $   4,727	   $  36,112
                                          =========    =========

Net income per common share              	$       *   	$       *
                                          =========    =========

Weighted average number of shares
	outstanding	                           336,900,000	 336,900,000
                                        ===========  ===========
* less than $.01 per share

                 	See accompanying notes.
	                          4

            	CLANCY SYSTEMS INTERNATIONAL, INC.

                 	STATEMENT OF OPERATIONS

       	For the Nine Months Ended June 30, 1996 and 1997
	                       (Unaudited)
						                                      1996   	    1997
                                            ----        ----
Revenues:
	Sales			                               $ 135,011  	$   98,054
	Service contract income                 	733,913     	872,760
	Parking ticket collections	              229,965	     286,289
                                        ---------    ---------
		Total revenues	                       1,098,889   	1,257,103

Costs and expenses:
	Cost of sales                            	45,976      	65,662
	Cost of services	                        393,886     	419,782
	Cost of parking ticket collections
		(Note 4)	                               235,212	     301,234
	General and administrative	              336,458     	349,904
	Research and development	                 36,112      	24,310
	Loss on disposal of fixed assets	          4,720            -
                                        ---------    ---------
		Total costs and expenses	             1,052,364	   1,160,892
                                        ---------    ---------
Income from operations                    	46,525	      96,211

Other income (expense):
	Interest income                           	4,193       	1,795
	Interest expense	                        (16,327)	    (14,063)
	                                       ---------       ------
		Total other expenses	                   (12,134)	    (12,268)
                                        ----------     --------
Income before provision for income taxes	  34,391      	83,943

Provision for income taxes (Note 3)	        8,341	      20,000
                                        ---------      -------
Net income	                            $   26,050  	$   63,943
                                       ==========   ==========

Net income per common share            	$       *   	$       *
                                        =========    =========

Weighted average number of shares
	outstanding	                         336,900,000 	336,900,000
                                      ===========  ===========
* less than $.01 per share

                 	See accompanying notes.
	                           5

	CLANCY SYSTEMS INTERNATIONAL, INC.

              	STATEMENT OF STOCKHOLDERS' EQUITY

           	For the Nine Months Ended June 30, 1997
                         	(Unaudited)

                                 								Additional
						                	Common  Stock     	paid-in    	Retained
						               Shares   	 Amount 	  capital  	  earnings
                     -----------------   ----------   --------
Balance, September
	30, 1996         	336,889,149	$33,689  	$1,030,674   	$ 32,921

Net income for the
	nine months ended
	June 30, 1997	              -	      -	           -	      63,943
                  ------------ -------    ----------    --------
Balance June 30,
	1997		           	336,889,149	$33,689   	$1,030,674   	$ 96,864
                  ============ =======    ==========    ========

                           	See accompanying notes.
	                                     6

             		CLANCY SYSTEMS INTERNATIONAL, INC.

                 	STATEMENT OF CASH FLOWS

      	For the Nine Months Ended June 30, 1996 and 1997
                       	(Unaudited)

                                        			  1996    	  1997

Cash flows from operating activities:
	Net income                            	$   26,050	  $ 63,943

	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation and amortization	           313,852  	591,549
			Increase in deferred revenue	              3,614   	14,098
			Decrease (increase) in accounts
    receivable                               	15,159 	(20,111)
			Decrease (increase) in inventories           	394 	(13,819)
			Decrease in income taxes refundable	       11,280        -
			Decrease in deferred tax asset	             5,000	   5,000
			Increase in income taxes payable               	-  	10,000
			Increase in deferred tax liability	         8,000       	-
			Increase in other current assets	          (3,690)	      -
			Decrease in warranty reserve	              (2,200) 	(2,700)
			Decrease in accounts payable and
				accrued liabilities	                           -	  (6,774)
			Loss on disposal of fixed assets	            4,720	       -
                                               ------  -------
				Total adjustments	                        356,129	 577,243
                                              -------  -------
				Net cash provided by operating activities	382,179	 641,186

Cash flows from investing activities:
	Acquisition of furniture and equipment,
		software development costs and
		patent costs                             	(293,993) 	(191,130)
	Investment in contract	                    (750,000)        	-
	Decrease (increase) in deposits and other	  (30,083)    23,975
                                             --------   -------
		Net cash used in investing activities   	(1,074,076) (167,155)

Cash flows from financing activities:
	Borrowings from bank                        	650,000        	-
	Repayment of notes payable - bank	           (50,000)	(393,000)
                                             ---------  --------
		Net cash provided by (used in)
			financing activities	                      600,000 	(393,000)
                                              -------   -------
Increase (decrease) in cash	                  (91,897)	  81,031
Cash at beginning of period	                  236,404 	  90,510
                                              -------    ------
Cash at end of period	                     $  144,507 	$171,541
                                           ==========  ========
	                    See accompanying notes.
	                             7

              	CLANCY SYSTEMS INTERNATIONAL, INC.

           	NOTES TO UNAUDITED FINANCIAL STATEMENTS

                       	June 30, 1997


1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1996 and June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and 1997.

Financial statement reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

2.	Inventories

Inventories consist of the following at:

                               		September 30,	  June 30,
		                                   1996     	   1997
                                 ------------    -------
Finished goods	                    $      -    	$  6,122
	Work in process	                     9,380      	51,019
	Purchased parts and supplies	      180,875	     146,933
                                   --------     --------
		                                 $190,255    	$204,074
                                   ========     ========
3.	Income taxes

The provision for income taxes for the three months and nine months ended June 30, 1996 and 1997 is based on the expected tax rate for the year.

As of September 30, 1996 and June 30, 1997, total deferred tax assets and liabilities are as follows:

                                		September 30,  	June 30,
		                                    1996      	   1997
                                  ------------     -------

	Deferred tax assets	               $ 31,000    	$ 31,000
	Deferred tax assets resulting
	  from loss carryforward            	10,000          	-0
	Deferred tax liabilities	           (53,000)	    (48,000)
                                    --------      --------
		                                  $(12,000)	   $(17,000)
                                    =========    =========

                 	CLANCY SYSTEMS INTERNATIONAL, INC.

              	NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           	June 30, 1997


4.  	Investment in contract
     ----------------------
On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company issued all parking tickets for the City and provided collection services for those parking tickets issued and all outstanding parking tickets previously issued by the City. As consideration, the Company received all cash receipts from tickets issued and previously issued. The Company has paid a total of $750,000 for commissions and amounts due to the Town. Amounts paid pursuant to the contract were being amortized monthly on a straight-lin basis over the period of the agreement commencing April 1, 1996.
Commencing April 1, 1996, the Company has maintained a list of receivables of current and prior ticket issuances totaling approximately $2,500,000. The receivables are not reflected on the Company's financial statements until the amounts are collected.

Effective December 5, 1996, the contract with the Town of Cicero was terminated.

In January of 1997, the Company received $185,484 from the Town of Cicero representing a prorated refund of the initial contract costs paid to the Town of Cicero.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
-------------------------------------------------------------------------
Operations
----------
Material Changes in Financial Condition
---------------------------------------
At June 30, 1997 the Company had working capital of $578,300 derived primarily from contract sales, as compared to working capital of $465,991 at September 30, 1996. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.


Material Changes in Results of Operations
-----------------------------------------
During the quarter ended June 30, 1997 the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, Berkeley California, Yonkers NY, Clancy UK, Richmond Virginia and other professional service contract installations. Oklahoma City, OK and Berkeley, CA each represented in excess of 5% of total revenues.
New clients added to customer base during this period include Reading, Pennsylvania.

Revenues for the 1997 quarter were higher than the prior year's quarter. The Company reported a net profit of $36,112 for the 1997 quarter as compared to net profit of $4,727 for the prior year's quarter.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(b)	During the quarter ended June 30, 1997 the Registrant has filed no reports on Form 8-K.

                         	Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1997        Clancy Systems International, Inc.
                             	(Registrant)


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