Form 10KSB
period 1997-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1997-12-24
CIK 789318

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

                              FORM 10-KSB

         X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  September 30, 1997

                               	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from       to


            Commission file number:  33-4882-D


                 CLANCY SYSTEMS INTERNATIONAL, INC.

         (Exact name of Registrant as specified in its charter)

             Colorado                           84-1027964
       (State or other jurisdiction of         (IRS Employer
       incorporation or organization)	        Identification Number)


                     2250 South Oneida Street, #308
                 Denver, Colorado                  80224
            ------------------------------         -----
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

                     (1) Yes    X   No
                     (2) Yes    X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,772,900. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 23, 1997 was approximately $4,042,670.

  Class                        Outstanding at December 23, 1997

 Common stock, $.0001 par value           336,889,149 shares


 Documents incorporated by reference:  None

 Transitional Small Business Disclosure Format:

                                 Yes     No  X

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                           FORM 10-KSB

                              PART I

Item 1.  Description of Business

     (a) Business Development. In April 1987 Oxford Financial, Inc. ("Oxford") merged with Clancy Systems International, Inc. (Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the "Company or Registrant"). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

     The Company designs, develops and manufactures automated parking enforcement systems primarily for lease to municipalities, universities and institutions, including a ticket writing system and other enforcement systems.

     The Company has installed numerous parking enforcement systems for various clients, towns and universities. The Company also has installed numerous systems through joint venture relationships. See "Phoenix Group Systems" and "City of Inglewood" below. To augment the enforcement element of the system, the Company markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

     The Company also provides hardware and software for special projects for Hertz Corporation including a project called Fleet Control. Fleet Control was developed in 1987 as an internal security system used by Hertz to track the transfer of cars between locations.

     The Company's principal executive offices are located at 2250 S. Oneida Street, #308, Denver, Colorado 80224 and its telephone number is (303) 753-0197.

      (b) Business of the Issuer.

      (b),(1),(2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large expandable memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs only three and one-half pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly, or via tape transfer, with a user's mainframe computer. There are currently approximately 1200 ticket-writing units in operation.

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

   The Company currently has systems installed for the following municipalities and universities representing approximately 6,000,000 tickets issued per year: Albany, CA: Allright Parking Systems, New York; Apcoa Systems in Kansas City, MO, and Minneapolis, MN; Berkeley, CA; Breckenridge, CO; Buffalo, NY; Burnaby, BC; Blackhawk, CO; Brigham Young University, Provo, UT; Buena Park, CA: Butler University, Indianapolis, IN; CSU Fresno; Central Florida University, Orlando, FL; Charleston, SC; Dallas, TX; Durango, CO; Eastchester, NY; Evansville, IN; Fort Collins, CO; Georgetown University, Washington, DC; Galveston, TX; Greeley, CO; Harrisburg, PA; Henderson, KY; Huntington, WV; Inglewood,CA; Lafayette, LA; Lubbock, TX; Los Altos, CA; Montrose, CO; Naperville, IL; New Hope, PA; New Orleans, LA; North Carolina State University, Raleigh, NC; North Carolina A & T, Greensboro, NC; MTRA, University of Oklahoma, Oklahoma City, OK; Overtime Parking, Walnut Creek, CA; Parking Control Service, S. San Francisco, CA; ParkWise, Albany, OR; Reading, PA; Regional Parking, Walnut Creek, CA; Richmond, VA; Santa

Barbara, CA; South Carolina State University, Orangeburg, SC;
Southwest Texas State University, San Marcos, TX; Southwestern Community College, Chula Vista, CA; Steamboat Springs, CO; Takoma Park, MD; Tampa, FL; Telluride, CO; University of Alberta, Edmonton, Alberta; University of California, San Francisco; Vail, CO; Weber State University; and Yonkers, NY. By January 31, 1998, the Company plans to install a comprehensive ticket issuance and processing system for the city of Orlando, FL and a ticket issuance system for the city of Oakland, CA. The Company was awarded a contract by Maywood, IL for complete facilities management which includes all ticket issuance and collections which will be fully operational by December 31, 1997.

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

     The system provides Hertz with information pertaining to each vehicle from the moment it leaves a location and includes the name and employee number of the hiker (driver), the Hertz vehicle number, the vehicle license number and a bar code identification symbol. The information is readily transferable between locations and is reproduced in a report format. This system now deals with "non revenue" movement of vehicles.

     The Company sells charger/communication cradles to the Hertz
Corporation for this project and maintains the equipment for Hertz under a maintenance service contract agreement.

    Hertz revenues to the Company represented approximately 2.5% of the Company's total revenues during fiscal 1997.

  The Fleet Control system is being provided to Hertz under a maintenance contract agreement.

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

MIS Department- City of Inglewood, CA

     In a joint venture agreement with the City of Inglewood, CA, Department of MIS, Clancy has agreed to provide hand-held ticket issuance equipment, ticket forms and envelopes for the City of Inglewood and clients that the City services for ticket processing. These cities include: Inglewood, CA; Sacramento, CA; Lawndale, CA; Alhambra, CA; Compton, CA; Covina, CA; San Marino, CA; San Gabriel, CA; Hawthorne, CA; Oakland, CA; and South Pasadena, CA.

     (b)(3) Status of Publicly-Announced New Product or Services. Not applicable.

     (b)(4) Competition. The Registrant is aware of several other companies that currently offer an automated ticket writing system: Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2 and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user and because of the various enforcement products which it offers to complement its system.

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

     (b)(5) Raw Materials and Principal Suppliers. The Company purchases its hand-held computers from outside vendors and the Company builds the printer units that incorporate the hand-held terminal. Robert M. Brodbeck, the Company's Chairman of the Board and a director, supervises the manufacturing of the Company's printer units and is responsible for product engineering. The hand-held terminals for the parking enforcement system and rental car return system are identical and the hand-held terminals for the rental car inventory control system are different only in that they have an expanded memory and a bar code wand for identifying vehicles for inventory control purposes. The printer units for the various systems are the same. The Company's latest generation printers feature injection molded cases and an automatic top-of-form feature for the paper feed. Other new technology for the electronics enable interfacing with auxiliary hardware such as radio communications devices, magnetic credit card readers and other peripheral devices. The Company obtained a patent on its printer in April 1991. The Company purchases its hand-held terminals from several different vendors who sell computers that are all comparable in quality.

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

    (b)(6) Significant Customers. Presently, the Registrant has 81 customers. The Registrant in general is greatly dependent on these customers, but the Registrant is particularly dependent on its contracts with Oklahoma City, Oklahoma; the City of Berkeley, California; the Phoenix Group; the City of Inglewood, CA; and Hertz Corporation which together represented approximately 25% of the Company's total sales for the year ended September 30, 1997. From March 20, 1996 through September 30, 1997, the Company operated the parking ticket issuance operations for the Town of Cicero, IL. Revenues from this operation represented 33% of its total revenues for fiscal 1996; however, this contract was discontinued effective as of December 5, 1996. See below. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Oklahoma City, Oklahoma. The Company has provided a fully implemented automated parking ticket writing, processing and enforcement system to Oklahoma City, Oklahoma, its first parking enforcement system, since June 1986. Under the current contract the Company receives a monthly fee for leasing equipment and providing supplies and support. The contract may be terminated by either party upon 15 days written notice and may be extended for two additional 12-month terms upon mutual agreement of the parties on terms to be negotiated.The current contract with the City of Oklahoma expires June 30, 1998. Under the contract, the Company has agreed to indemnify the City of Oklahoma, its officers, agents and employees against any claims resulting from acts or omissions of the Company or its officers, employees, representatives or agents. During the 1997 fiscal year, the revenues from the Oklahoma City system represented approximately 4.5% of the Company's total revenues.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through September 1998. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During the 1997 fiscal year, the revenues from the City of Berkeley system represented approximately 7% of the Company's total revenues.

     Cicero, Illinois. The Company entered into a three-year agreement with the Town of Cicero, IL in February, 1996, to provide complete facilities management service for its parking ticket issuance division. Under the agreement, the Company agreed to pay the Town of Cicero an annual fee of $575,000. The Company provided the complete system, personnel, hardware, and supplies. The Company retained all ticket revenues collected as well as any revenues collected on backlog tickets. The agreement may be terminated by
either party upon 30 days written notice.   The Company began operations with
respect to the agreement the last week of March 1996. In connection with the Agreement, the Company entered into an agreement with J & J Consulting under which the Company agreed to pay J & J an annual fee of $175,000 and monthly commissions equal to a percentage of all revenues generated by the Company from its operations in Cicero, and a bonus percentage once revenues to the Company exceed $1,000,000. In November 1996, the Town terminated the agreement effective December 5, 1996 due to certain political issues unrelated to the Company. In settlement of the breach of contract, the Company was reimbursed $185,484 from the Town of Cicero. The Company continues to collect tickets issued by the Company and the earlier backlog which amounted to $508,234 for fiscal 1997, which included the amount of $185,484 reimbursed by the Town of Cicero, and represented 29% of the Company's total revenues.

     Inglewood, CA. In a joint venture agreement with the City of Inglewood, CA, Department of MIS, Clancy has agreed to sell hand-held ticket issuance equipment, ticket forms and envelopes to the City of Inglewood and clients that the City services for ticket processing. In the year ended September 30, 1997, sales to the City of Inglewood represented 11% of the Company's total revenues.

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

     The Company has continually been modifying its patented printer and is beginning to market its printer as a stand-alone product to parking enforcement entities, delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year the Company made significant modifications to the printer, which include a memory module and upgrade of components and board design.

    During fiscal 1997, Clancy began production of a new printer that utilizes a thermal line printer. This printer has been designed to print special fonts including the new PDF 417 bar code symbology. The printer is utilized as a stand alone device, but has been designed to accept a module which incorporates a handheld terminal, mag stripe reader, PCMCIA card and can accept wands, bar codes and other peripheral devices. Estimated completion time for the module has been extended to March 1998. Other features include graphic display, back-lit keypad, phosphorescent keypad and expandable memory. The Company believes that a tremendous market exists for this product which may increase future revenues. The ability to print PDF 417 bar codes will be a significant marketing advantage; however, there can be no assurance that the Company's marketing efforts will be successful.

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

     Through sophisticated communications software, the Company is able to update, modify, repair, enhance and change most software at the client's location via a modem and the internet.

     The Company's Lot and Street Survey programs have been provided to clients for use with their parking systems.

     The Company spent $54,303 and $32,721 on research and development activities for the fiscal years ended September 30, 1996 and 1997, respectively. None of the cost of such activities was borne directly by the customers.

     (b)(11) Compliance with Environmental Laws. Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company.

     (b)(12) Employees. The Company currently has twelve employees all of who are employed on a full time basis.

Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $1,310 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 1998.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $575 per month pursuant to a lease agreement that expires August 1, 1998.

     The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

     On November 4, 1995, the Registrant filed an action in the United States District Court for the District of Colorado naming Symbol Technologies, Inc. as defendant, alleging patent infringement.

     In 1993, Symbol Technologies, Inc. released a new product, a handheld terminal model PDT3100, which incorporates the interactive button technology documented in patents #4,007,443 and #4,005,388, which the Company acquired from Termiflex Corporation on April 25, 1991. The Company sought relief for patent infringement and licensing of the patented technology.

      On February 18, 1997, the United States District Court for the District of Colorado granted Symbol Technologies, Inc. its Motion for Summary Judgement in the case of Clancy Systems International, Inc. vs Symbol Technologies, Inc. for alleged patent infringement. The motion was granted on the evidence that Nippondenso, a company which licensed Clancy's patent in 1992, did not properly mark their product with the patent number therefore jeopardizing Clancy's claim. The Company was assessed costs of $2,699.86.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                              PART II


Item 5. Market for Registrant's Common Stock and Related Security
        Holder Matters.

     (a)(1) The principal market on which the Registrant's Common Stock is traded is the over-the-counter market and the Registrant's Common Stock is quoted in the OTC Bulletin Board.

     (a)(1)(i)  Not applicable.

     (a)(1)(ii) The range of high and low bid quotations for the Registrant's Common Stock for the last two fiscal years are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                             High bid   Low bid

10/1/95 - 12/31/96           .01         .005
1/1/96 - 3/31/96             .02         .01
4/1/96 - 6/30/96             .02         .015
7/1/96 - 9/30/96             .015        .075
10/1/96 - 12/31/96           .005        .005
1/1/97 - 3/31/97             .005        .005
4/1/97 - 6/30/97             .005        .004
7/1/97 - 9/30/97             .005        .005


     On December 23, 1997 the reported bid and asked prices for the Registrant's Common Stock were $.005 and $.0175, respectively.

     (a)(2)  Not applicable.

     (b) The approximate number of record holders of the Registrant's Common Stock on December 26, 1997 was 629.

     (c)(1)  The Registrant has paid no dividends with respect to its Common
Stock.

     (c)(2) There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

     From fiscal 1996 to fiscal 1997 revenues declined approximately 2%. This is primarily due to a slight decline in ticket issuance by existing customers for various reasons including staff cutbacks and weather related problems. The Company's parking enforcement systems research and development costs increased from $54,303 to $60,591, or 8%, from fiscal 1996 to fiscal 1997. General and administrative costs decreased by 1% from fiscal 1996 to fiscal 1997. The Company reported a profit of $16,792 for fiscal 1996 as compared to profit of $35,068 for fiscal 1997.

    Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended September 30, 1996 and 1997, the contract with Oklahoma City accounted for 4% and 4.5%, respectively, of the Company's total professional services contract revenue. See Part I, Item 1
(b)(6).

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 1996 and 1997, the contract with the City of Berkeley accounted for 8% and 7%, respectively, of the Company's total professional services contract revenue.

    By a contract entered into on February 15, 1996, the Company began a facilities management project for the Town of Cicero Illinois in the last week of March 1996. The Company paid the town of Cicero $575,000 as a guarantee of ticket income for a one year period. The Company realized revenues from this operation through its fiscal year end at September 30, 1997 that represented 29% of its total revenues and included an amount of $185,484 in contract reimbursement. This contract was terminated effective December 5, 1996, however the Company continues to collect revenue on issued tickets. See "Part I, Item 1(b)(6); Cicero, IL."

    During the fiscal years ended September 30, 1996 and 1997, the Company had in place a total of approximately 89 and 97 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

   The Company "Fleet Control" program for Hertz continues to generate revenues for the Company. For the fiscal years ended September 30, 1996 and 1997, all revenues derived from Hertz were from contract agreements to provide leased hand-held terminals, chargers, and other peripherals and supplies related to various Fleet Control projects. This revenue represented 3% and 2% of the Company's total revenue during fiscal 1996 and 1997,
respectively.   See Part I, Item 1 (b)(1).

    The Company's professional services contract income generated for the year ended September 30, 1996 was approximately 2% from the Hertz Corporation projects and approximately 98% from the Company's parking enforcement systems and product sales. The Company's future operations will be greatly dependent upon its ability to obtain additional contracts for its parking control systems and other rental systems.

     At September 30, 1997, the Company had working capital of $554,707 as compared to $465,991 at September 30, 1996. The Company's current ratio increased from 1.95 to 1 to 11.14 to 1 from September 30, 1996 to September 30, 1997.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 1998.

     The Company has continually been modifying its patented printer and has marketed its printer as a stand-alone product to delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year, the Company developed a new printer utilizing thermal line print technology. The Company also made significant upgrades to its standard printer. The Company believes there exists a tremendous market for the new printer as it is able to print a new bar code symbology (PDF 417) which is expected to become an industry standard in the next few years. This product may increase future revenues; however, there can be no assurance that the Company's marketing efforts will be successful.

Year 2000 Compliance

     During the fiscal year ended September 30, 1997, the Company completed a total revision of its ticket system (and other systems) software which includes total operations in a Windows environment and complete capability for the handling of the year 2000 date issue. All new clients installed beginning January 1, 1997 are operating on the new system and existing clients are presently being converted. Some cities already have the need for year 2000 dating as license plates for mulitiple years are dated in year 2000 and later. In addition to the software, computer equipment is being upgraded for existing clients as well. The equipment requirement for the Windows system requires faster computing capability with more memory along with the need for new bios that will handle year 2000 dating on the computer itself.

     As the Clancy program to customers already includes upgrades to hardware and software on a regular basis as newer technology becomes available, conversion for year 2000 compliance does not pose any consequences to the Company either in financial or human resource areas.

    The Company has already had an increase in the number of inquiries about the system based on year 2000 software capabilities and the Company anticipates that during the next two years the client base could increase substantially as potential clients find the need to outsource their ticket issuance and processing programs in order to be operational in the year 2000.

Item 7.    Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 1996 and September 30, 1997

     Income Statement - Years ended September 30, 1996
                        and 1997

     Statements of Stockholders' Equity - Years ended September
                        30, 1996 and 1997

     Statements of Cash Flows - Years ended September 30, 1996
                        and 1997

     Notes to Financial Statements


Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     Not applicable.

                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive Officers.

                              Position                      Dates of
Name                    held with Registrant       Age      service
----                    --------------------       ---      --------
Stanley J. Wolfson    President, Chief Executive    54        1987
                      Officer and Director

Robert M. Brodbeck    Chairman of the Board of      64        1987
                      Directors

Mark G. Lawrence      Director                      48        1986

Lizabeth M. Wolfson   Secretary-Treasurer and       52        1987
                      Chief Financial and Chief
                      Accounting Officer

     (a)(4) The business experience of the Registrant's officers and directors is as follows:

     Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company since February 1987. Mr. Wolfson attended the University of Colorado at Boulder and the University of Colorado at Denver. Mr. Wolfson had been president and a director of Clancy from inception until its merger into the Company in April 1987. Since 1967 Mr. Wolfson has been president and director of Portion Controlled Foods, Inc. d/b/a Stan Wolfson and Associates, Inc., a data processing systems consulting firm located in Denver, Colorado which employs two persons on a part-time basis. His firm's clients include The Hertz Corporation that utilizes Stan Wolfson and Associates, Inc.'s hand-held data entry equipment as part of its on-site national inventory control system. The Hertz Corporation has been a major customer of the Company.
See Part I, Item 1. Mr. Wolfson has served as remote data acquisition consultant for AT&T as well as a consultant for a number of small local companies. Mr. Wolfson is the husband of Lizabeth Wolfson, an officer of the Company.

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

     (a)(5)  Directorships Held in Reporting Companies.  None.

     (b)  Identification of Certain Significant Employees.  None.

     (c) Family Relationships. LizabethM. Wolfson,
         Secretary-Treasurer and Chief Financial and Chief Accounting Officer of the Registrant, is the wife of Stanley J.
         Wolfson, President, Chief Executive Officer and a director of the Registrant.

      (d)  Involvement in Certain Legal Proceedings.  None

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.	Executive Compensation.

     (a) General. For the fiscal year ended September 30, 1997 the Company paid a ten percent sales commission totaling $5,665 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $49,400 for the most recent fiscal year ended.

     (b)  Summary Compensation Table.

        (a)                   (b)	     (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation


Stanley J. Wolfson            1997       $49,400       $5,665
President and Chief           1996        48,500        6,320
Executive Officer             1995        44,500        8,351

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 23, 1997 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares               Percentage
-------------------                ---------             ----------

Stanley J. Wolfson                 113,998, 464 (1)         33.8%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck                   92,509,608             27.5%
2250 S. Oneida Ste. 308
Denver, CO 80224

Mark G. Lawrence                      3,100,000               .9%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

All officers and directors          209,608,072 (1)         62.2%
as a group (four persons)
--------------

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

     10.2      Extension Agreement between Clancy Systems
               International, Inc. and the City of Oklahoma dated
               June 20, 1990 (5)

     10.6 Indemnification Agreements between the Registrant and Robert M. Brodbeck, Stanley J. Wolfson and
               Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12     Indemnity Agreements between Registrant and
               Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
               Lawrence and Lizabeth M. Wolfson (3)

     10.24    Service Agreement between Clancy Systems
              International, Inc. and the City of Berkeley,
              California dated September 1, 1989 (4)

     10.25    Agreement between Clancy Systems International,
              Inc. and the Town of Cicero dated February 13, 1996 (6)
-------------

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

(5) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.

(6) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1996.

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


Date:  December 23, 1997

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 23, 1997             /s/ Stanley J. Wolfson
                                   Stanley J. Wolfson, President,
                                   Chief Executive Officer and a
                                   Director


Date:  December 23, 1997            /s/ Robert M. Brodbeck
                                   Robert M. Brodbeck, Chairman of
                                   the Board of Directors and
                                   Director


Date:  December 23, 1997             /s/ Lizabeth M. Wolfson
                                   Lizabeth M. Wolfson, Secretary-
                                   Treasurer and Chief Financial
                                   and Chief Accounting Officer

Date:  December 23, 1997             /s/ Mark G. Lawrence
                                    Mark G. Lawrence, Director

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Clancy Systems International, Inc.

We  have audited the balance sheet of Clancy Systems International, Inc.
as of September 30, 1996 and 1997, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. at September 30, 1996 and 1997, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.

Denver, Colorado
November 6, 1997		                      CAUSEY DEMGEN & MOORE INC.

                     CLANCY SYSTEMS INTERNATIONAL, INC.

                               BALANCE SHEET

                         September 30, 1996 and 1997

                                                       1996       1997
Current assets:                                        ----       ----
 Cash, including interest bearing accounts
  of $52,391 (1996) and $57,017 (1997)             $   90,510   $ 199,195
 Accounts receivable                                  286,931     196,646
 Inventories (Note 2)                                 190,255     210,608
 Investment in contract, net (Note 8)                 376,028           -
 Income taxes refundable                                  720       1,970
 Deferred tax asset (Note 5)                           12,000       1,000
                                                   ----------    --------
    Total Current assets                              956,444     609,419

Furniture and equipment, at cost:
  Office furniture and equipment                      185,245     228,680
  Equipment under service contracts (Note 8)        1,276,677   1,182,632
                                                   ----------   ---------

                                                    1,461,922   1,411,312
  Less accumulated depreciation                       955,371     994,732
                                                   ----------  ----------

   Net furniture and equipment                        506,551     416,580

Other assets:
  Deposits and other                                   44,810      26,835
  Software licenses                                    16,882      16,882
  Software development costs                          201,919     286,763
                                                    ---------  ----------

                                                      263,611     330,480

Less accumulated amortization                         114,869     167,415
                                                   ----------   ---------

        Net other assets                              148,742     163,065
                                                  -----------   ---------

                                                  $ 1,611,737  $1,189,064
                                                  ===========  ==========



                           See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                               BALANCE SHEET

                          September 30, 1996 AND 1997

                    LIABILITIES AND STOCKHOLDERS' EQUITY

	                                                      1996       1997
Current liabilities:                                   ----       -----
 Note payable - bank (Note 4)                       $ 393,000   $       -
 Accounts payable                                      15,046           -
 Other accrued expenses                                 2,286       2,286
 Warranty reserve                                       4,000         400
 Deferred revenue                                      76,121      52,026
                                                    ---------   ---------

  Total current liabilities                           490,453      54,712

Deferred tax liability (Note 5)                        24,000       2,000

Commitments (Notes 7 and 8)

Stockholders'equity:
  Preferred stock,$.0001 par value;
   100,000,000 shares authorized, none issued
                                                            -           -
  Common stock,$.0001 par value;
   800,000,000 shares authorized,
   336,889,149 shares issued and outstanding           33,689      33,689
  Additional paid-in capital                        1,030,674   1,030,674
 Retained earnings                                     32,921      67,989
                                                     --------   ---------
        Total stockholders' equity                  1,097,284   1,132,352
                                                    ---------   ---------
                                                  $ 1,611,737  $1,189,064
                                                  ===========  ==========



                      See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                          INCOME STATEMENT

           For the Years Ended September 30, 1996 and 1997
                                                    1996       1997
Revenues:                                           ----       ----
  Sales                                        $  172,532   $  200,374
  Service contract income (Notes 8 and 9)       1,046,692    1,064,292
  Parking ticket collections (Note 8)             604,002      508,234
                                                ---------    ---------
        Total revenues                          1,823,226    1,772,900

Costs and expenses:
  Cost of sales                                    82,566      154,944
  Cost of services (Note 3)                       531,857      576,501
  Cost of parking ticket collections (Note 8)     644,982      500,030
  General and administrative                      465,474      431,228
  Research and development                         54,303       60,591

                                                ---------    ---------
   Total costs and expenses                     1,779,182    1,723,294
                                                 --------    ---------

Income from operations				   44,044       49,606

Other income (expense):
  Interest income		                    4,775        2,275
  Interest expense                                (29,027)     (14,063)
                                                ---------      -------

  Total other income (expense)                    (24,252)     (11,788)
                                                ---------     --------

Income before provision for income taxes           19,792       37,818

Provision for income taxes (Note 5):
 Current expense (benefit)                        (5,000)       13,750
 Deferred expense (benefit)                        8,000       (11,000)
                                               ---------      --------

   Total income tax expense                        3,000          2,750
                                               ---------        -------

Net income                                    $   16,792      $  35,068
                                               =========      =========
Net income per common share (Note 6)          $        *      $       *
* Less than $.01 per share                     =========      =========
                           See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                    STATEMENT OF STOCKHOLDER'S EQUITY

                For the Years Ended September 30, 1996 and 1997

                                                               	Additional
							                            Common stock		               	  paid-in            		Retained
						                          Shares        Amount		             capital	             	earnings
                                --------------------             ----------              ---------

Balance, September 30, 1995   336,889,149	  $ 33,689           $ 1,030,674              $  16,129

  Net income for the year
   ended September 30, 1996             -           -                     -                16,792
                              -----------    --------           -----------              ---------

Balance, September 30, 1996   336,889,149       33,689            1,030,674                32,921

  Net income for the year
   ended September 30, 1997             -            -                    -                35,068
                              -----------    ---------          -----------              ---------

Balance, September 30, 1997   336,889,149    $ 33,689           $ 1,030,674              $ 67,989
                              ===========    ========           ===========              ========






                             See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                           STATEMENT OF CASH FLOWS

                 For the Years Ended September 30, 1996 and 1997

                                                    1996       1997
Cash flows from operating activities:               ----       ----
 Net income                                     $  16,792   $  35,068
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                  634,547     675,636
   Deferred income tax expense (benefit)            8,000     (11,000)
   Decrease (increase) in accounts receivable    (111,650)     90,285
   Increase in inventories                        (12,101)    (20,353)
   Decrease(increase)in income taxes refundable    11,280      (1,250)
   Increase(decrease)in accounts payable           15,046     (15,046)
   Decrease in accrued expenses                    (1,014)     (3,600)
   Increase(decrease)in deferred revenue           13,600     (24,095)
   Loss on disposal of assets                       7,284           -
                                                 --------     -------
     Total Adjustments                            564,992     690,577

Net cash provided by operating activities         581,784     725,645

Cash flows from investing activities:
 Acquisition of furniture and equipment - net    (282,914)   (157,091)
 Increase in software licenses and software
  development costs                               (69,101)    (84,844)
 Investment in contract                          (750,000)          -
 Decrease (increase)in deposits and other
  assets                                          (24,863)     17,975
 Proceeds from sales of fixed assets                6,200           -
                                                 --------    --------

   Net cash used in investing activities       (1,120,678)   (223,960)

Cash flows from financing activities:
 Proceeds from note payable - bank                650,000           -
 Payments on note payable - bank                 (257,000)   (393,000)
                                                ---------    --------
   Net cash provided by (used in)
     financing activities                         393,000    (393,000)
                                                ---------    ---------
Increase(decrease)in cash
  and cash equivalents                           (145,894)    108,685

Cash and cash equivalents at beginning of year    236,404      90,510
                                                ---------    --------
Cash and cash equivalents at end of year        $  90,510   $ 199,195
                                                 ========   =========
                         (Continued on following page)
                             See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                          STATEMENT OF CASH FLOWS

                  For the Years Ended September 30, 1996 and 1997
                         (Continued from preceding page)


                  Supplemental disclosure of cash flow information:

                                                    1996     1997
                                                    ----     ----
Cash paid during the year for interest          $  29,027  $ 14,063
                                                =========  ========
Cash paid (refunded) during the year for
  income taxes                                  $ (16,599) $ 15,000
Depreciation and amortization expense is        ========== ========
  allocated as follows:
   Cost of services                             $ 256,684 $ 299,608
   General and administrative                       3,891         -
   Cost of parking ticket collections             373,972   376,028
                                                ---------  --------

                                                $ 634,547 $ 675,636
                                                ========= =========
























                         See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS

                      September 30, 1996 and 1997

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

Accounts receivable:
No  provision  for  doubtful accounts  was  deemed	necessary  at September 30,
1996 or 1997.

Inventories:
Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing
overhead. Inventories   consist   primarily  of computer  and  printer  parts
and supplies  and  are	subject  to technical obsolescence.

Computer software:
Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense
as incurred.  Software  development  costs incurred subsequent   to
establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 1996 and 1997 amounted to $35,759 and $52,456, respectively. Unamortized computer software development costs amounted to $117,761 and $147,037 at September 30, 1996 and 1997, respectively.

                        CLANCY SYSTEMS INTERNAITONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1996 and 1997

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

Other assets:
Software license agreements are being amortized over a five-year period, the period estimated by management to be benefited.

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

Income taxes:
The  Company  accounts  for  income  taxes  under Statement   of Financial
Accounting  Standards  No. 109  ("FASB  No.   109"). Temporary  differences are
differences between the tax  basis  of assets  and liabilities  and  their
reported  amounts  in   the financial  statements that will result in taxable
or deductible amounts  in  future  years. The Company's temporary  differences
consist   primarily   of   tax operating   loss   carryforwards, depreciation
differences and capitalized 263A costs.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

                         September 30, 1996 and 1997

1. Organization  and  summary  of significant accounting  policies
   (continued)

Cash equivalents:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair value of financial instruments:
All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value: for cash, cash equivalents and note payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

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

2. Inventories

Inventories consist of the following at September 30:

                                                 1996       1997
                                                 ----       ----
       Work in process                       $  9,380   $  13,570
       Purchased parts and supplies           180,875     197,038
                                             --------    --------
                                            $ 190,255   $ 210,608
                                            =========   =========

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

                       September 30, 1996 and 1997

3. Related party transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended September 30, 1996 and 1997, commissions of $6,320 and $5,665 have been paid under this agreement, respectively.

4. Note payable - bank

On March 22, 1996, the Company executed a three month promissory note for $650,000 secured by personal guarantees of three officers of the Company. The note bore interest at 9.75% and was originally due on June 25, 1996. The maturity date was extended to December 25, 1996. During the year ended September 30, 1997, the note was repaid in full.

5. Income taxes

The  book to tax temporary differences resulting in deferred  tax assets   and
liabilities are primarily net operating loss carryforwards, depreciation differences and capitalized 263A costs for tax purposes.

As  of September 30, 1996 and 1997, total deferred
tax assets and liabilities are as follows:
                                                 1996       1997
       Deferred tax assets                     $ 31,000   $ 1,000
       Deferred tax assets resulting from
         loss carry-forward                      10,000         -
       Deferred tax liabilities                 (53,000)   (2,000)
                                                -------    -------
                                              $ (12,000)  $(1,000)
                                              ==========  ========
6. Net income per common share

Net  income  per  common share is based on the weighted  average number  of
shares  outstanding during  the  years,   336,889,149 shares.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          September 30, 1996 and 1997

7. Lease agreements - as lessee

The  Company  leases  office space under a  24  month lease  and manufacturing space under a 12 month lease, which commenced on June 1, 1996 and August 1, 1996, respectively. The office and manufacturing rental rates are $1,310 and $575 per month, respectively. Total rent expense for the years ended September 30, 1996 and 1997 amounted to $21,414 and $21,959, respectively.

The future minimum lease payments under these obligations are  as follows:

           Year ending September 30, 1998         $16,230
                                                  =======
8. Professional service contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 1997, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                                 1996       1997
                                                 ----       ----
    Equipment under service contracts       $ 1,276,677  $ 1,182,632
    Less accumulated depreciation              (839,213)    (852,345)
                                            -----------   ----------
                                            $   437,464  $   330,287
                                            ===========  ===========

Agreement with the Town of Cicero, Illinois:

On February 15, 1996, the Company entered into a three year agreement with the Town of Cicero, Illinois, whereby the Company issued all parking tickets for the City and provided collection services for those parking tickets issued and all outstanding parking tickets previously issued by the City. As consideration, the Company received all cash receipts from tickets issued and previously issued. The Company paid a total of $750,000 for commissions and amounts due to the Town. Amounts paid pursuant to the contract were amortized monthly on a straightline basis over the period of the agreement commencing April 1, 1996. The Company has maintained a list of receivables of current and prior ticket issuances totaling approximately $3,800,000 at September 30, 1997. The receivables are not reflected on the Company's financial statements until the amounts are collected.

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

                      September 30, 1996 and 1997

Effective December 5, 1996, the contract with the Town of Cicero has been terminated.

9. Major customer and export sales

The following table summarizes customers which accounted for over 10% of revenues for the years ended September 30:

       Customer                                  1996       1997
       --------                                  ----       ----
       A        - a city                            *        11%
       B   - a city                                33%       29%

   * less than 10% of total revenues

The Company's export sales for the years ended September 30, by geographic area, are as follows:
                                                 1996       1997
                                                 ----       ----
       Canada                                $  86,000   $ 35,000
       England	                                61,000     35,000
                                              --------    -------

                                             $ 147,000  $  70,000
                                             =========   ========
10. Subsequent event

In October 1997, the Company submitted a bid for the privatization of the parking collections systems for a city in Virginia. As a requirement of the bid, the Company obtained an irrevocable letter of credit in the amount of $190,000 with the Virginia bank, using proceeds from a $190,000 bank loan.