Form 10QSB
period 1997-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1998-02-24
CIK 789318

FORM 10-QSB

             	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       	Washington, D.C.  20549



     X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 1997

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

336,889,149 common shares were outstanding as of February 13, 1998.

CLANCY SYSTEMS INTERNATIONAL, INC.


                              	INDEX


                                                       	Page No.
                                                        --------
PART I.	FINANCIAL INFORMATION
-----------------------------
Balance Sheet - September 30, 1997 and December 31, 1997	2 and 3

Income Statement - For the Three Months Ended
	December 31, 1996 and 1997                                	4


Statement of Stockholders' Equity - For the Nine Months
	Ended December 31, 1997                                   	5

Statement of Cash Flows - For the Nine Months Ended
	December 31, 1996 and 1997                                	6

Notes to Unaudited Financial Statements                                 7

Management's Discussion and Analysis of Financial
	Condition and Results of Operations                       	8

PART II.	OTHER INFORMATION                                 	8

                   	CLANCY SYSTEMS INTERNATIONAL, INC.

                            	BALANCE SHEET

             	September 30, 1996 and December 31, 1998
                             	(Unaudited)


                                 	ASSETS
 							                          ------
	                                           September    December
                                                   ---------    --------
Current assets:
        Cash and cash equivalents                $   199,195   $ 326,477
        Accounts receivable                          196,646     247,382
        Inventories (Note 2)                         210,608     206,534
  Income taxes refundable                              1,970       1,970
	Deferred tax asset (Note 3)                    1,000           -
                                                ------------   ---------


   Total current assets                              609,419     782,363

Furniture and equipment, at cost:
	Office furniture and equipment	              228,680     228,680
        Equipment under service contracts           1,182,632   1,263,212
                                                 ------------   ---------
                              				        		1,411,312   1,491,892
        Less accumulated depreciation                 994,732   1,040,542
                                                 ------------   ---------
                Net furniture and equipment           416,580     451,350

Other assets:
        Deposits and other                              26,835     26,835
        Software licenses                               16,882     16,882
        Software development costs                     286,763    304,723
                                                  ------------    --------
					                                        	330,480    	348,440
        Less accumulated amortization                  167,41     180,667
                                                 ------------    --------
                Net other assets                      163,065     167,773
                                                 ------------    --------
                                                   $1,189,064  $1,401,486
                                                 ============  ==========


                         See accompanying notes.

                 	CLANCY SYSTEMS INTERNATIONAL, INC.

                           	BALANCE SHEET

               	September 30, 1997 and December 31, 1997
                              	(Unaudited)


                 	LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September      December
                                                ---------      --------
Current liabilities:
        Note payable - bank                     $      -     $ 190,000
        Other accrued expenses                     2,286             -
        Warranty reserve                             400             -
        Income taxes payable                           -         6,000
        Deferred revenue                          52,026        56,519
                                                --------     ---------
                Total current liabilities         54,712       252,519

Deferred tax liability (Note 3)                    2,000         2,000

Stockholders' equity:
	Preferred stock, $.0001 par value;
		100,000,000 shares authorized,
                none issued                            -             -
	Common stock, $.0001 par value;
		800,000,000 shares authorized,
		336,889,149 shares issued and
                outstanding                        33,689       33,689
        Additional paid-in capital              1,030,674    1,030,674
        Retained earnings                          67,989       82,604
                                                ---------    ---------
                Total stockholders' equity      1,132,352    1,146,967
                                                ---------    ---------
                                               $1,189,064   $1,401,486
                                               ==========   ==========




                        See accompanying notes.

                  	CLANCY SYSTEMS INTERNATIONAL, INC.

                          	INCOME STATEMENT

           For the Three Months Ended December 31, 1996 and 1997
                                  (Unaudited)
                                                 1996       1997
                                                 ----       ----
Revenues:
        Sales                               $   16,278   $  83,003
        Service contract income                288,587     230,228
        Parking ticket collections             239,310       5,415
                                             ---------   ---------
                Total revenues                 544,175     318,646

Costs and expenses:
        Cost of sales                           15,387      36,377
        Cost of services                       135,666     126,226
        Cost of parking ticket collections     255,685      20,719
        General and administrative              98,590     101,459
        Research and development                 6,283      14,325
                                              --------     -------
                Total costs and expenses       511,611     299,106
                                              --------    --------
Income from operations                          32,564      19,540

Other income (expense):
        Interest income                            429        2075
        Interest expense                        (8,136)          -

    ---------  -------
        Total other income (expense)            (7,707)      2,075
                                              ---------   --------

Income before provision for income taxes         24,857     21,615

Provision for income taxes (Note 3)               7,000      7,000
                                              ---------   --------
Net income                                   $   17,857  $  14,615
                                             ==========  =========
Net income per common share                   $       *	 $       *
                                             ==========  =========

Weighted average numer of shares            336,900,000 336,900,000*
outstanding

less than $.01 per share









                         See accompanying notes

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY

           For the Nine Months Ended December 31, 1997
                             (Unaudited)

                                               Additional
                        Common Stock             Paid-in        Retained
                     Shares       Amount         capital        earnings
                      ------------------        ----------    -----------
Balance,             336,889,149  $33,689     $1,030,674       $  67,989
September 30, 1997

Net income for the
 three months ended
 December 31, 1997             -         -             -          14,615
                    ------------   -------     ---------       ---------
Balance             336,889,149    $33,689    $1,030,674       $  82,604
December 31, 1997   ===========    =======    ==========       =========














                            See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF CASH FLOWS

         For the Three Months Ended December 31, 1996 and 1997
    	                          (Unaudited)
                                                  1996       1997
                                                  ----       ----
Cash flows from operating activities:
    Net income                                  $17,857    $14,615
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization            256,238     59,062
       Deferred Income Tax Expense                7,000      7,000
       Increase in accounts receivable           (9,128)   (50,736)
       Decrease (increase) in inventories        (9,867)     4,074
       Decrease in accounts payable              (15,046)        -
       Decrease in accrued expenses                    -    (2,286)
       Increase in income taxes payable                -     6,000
       Increase (decrease) in deferred revenue   (24,554)    4,493
       Decrease in warranty reserve                 (900)     (400)
                                                 --------   -------
         Total adjustments                        203,743    21,207
                                                 --------    -------
      Net cash provided by operating activities   221,600    35,822
Cash flows from investing activities:
      Acquisition of furniture and equipment      (46,224)  (80,580)
      Increase in software license and software
       development costs                          (24,663)  (17,960)
      Decrease in deposits and other assets        29,860         -
                                                 --------  --------
          Net cash used in investing activities  (41,027)  (98,540)

Cash flows from financing activities:
        Proceeds from note payable - bank              -    190,000
        Repayment of notes payable - bank       (113,000)         -
                                                 --------   -------
		Net cash provided by (used in)
                        financing activities    (113,000)   190,000
                                                ---------   -------
Increase (decrease) in cash equivalents            65,573   127,282
Cash and cash equivalents at begging period        90,510   199,195
                                                 --------   -------
Cash and cash equivalents at end of period      $ 158,083  $326,477
                                                =========  ========









                           See Accompanying Notes

                    CLANCY SYSTEMS INTERNATIONAL, INC.

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

                          December 31, 1997


1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1997 and December 31, 1997, and the results of operations and cash flows for the periods ended December 31, 1996 and 1997.

2.	Inventories

Inventories consist of the following at:

                                       September 30,    December 31
                                          1997             1997
                                      -------------    ------------
 Finished goods	$                             -          $ 10,326
 Work in process                         13,570            41,307
 Purchased parts and supplies           197,038           154,901
                                        -------          --------
                                        $210,608         $206,534
                                        ========         ========
3.	Income taxes

The provision for income taxes for the quarter ended December 31, 1997 is based is based on the expected tax rate for the year.

As of September 30, 1997 and December 31, 1997, total deferred tax assets and liabilities are as follows:

                                     September 30,    December 31,
                                         1997            1997
                                     ------------     -----------
Deferred tax assets                  $  1,000          $       -
Deferred tax liabilities               (2,000)            (2,000)
                                     ---------         ----------
                                     $ (1,000)           $(2,000)
                                     =========        ===========

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Material Changes in Financial Condition
---------------------------------------
At December 31, 1997 the Company had working capital of $529,844 derived primarily from contract sales, as compared to working capital of $554,707 at September 30, 1997. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations
-----------------------------------------
During the quarter ended December 31, 1997 the Company generated revenues from contract sales to the City of Oklahoma City, the Hertz Corporation, Berkeley California, Yonkers NY, and other
professional service contracts.   Berkeley, CA each represents
revenues in excess of 5% of total revenues. New clients added to customer base during this period include Southwest Texas State University, Parking Control Service, Regional Parking and Maywood, Illinois.

Revenues for the 1997 quarter were lower than the prior year's quarter. The Company reported a net profit of $14,615 for the 1997 quarter as compared to net profit of $17,857 for the prior year's quarter.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
	(b)	During the quarter ended June 30, 1997 the Registrant has
filed no reports on Form 8-K.

                            Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1998	Clancy Systems International, Inc.
	(Registrant)


                            	By:  /s/ Stanley J. Wolfson
                                     ----------------------
                                     Stanley J. Wolfson, President
                                     and Chief Executive Officer


                                By:  /s/ Lizabeth M. Wolfson
                                    -------------------------
                                     Lizabeth M. Wolfson, Secretary-
                                     Treasurer and Chief Financial
                                     and Chief Accounting Officer