Form 10QSB
period 1998-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1998-05-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB




X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

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

                                 (303) 753-0197
                         (Registrant's telephone number)


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

The number of shares outstanding of the issuer's common stock, as of May 13, 1998 is 336,889,149 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes ___No   X

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX


                                                                        Page No.

PART I. FINANCIAL INFORMATION

Balance Sheet - September 30, 1997 and March 31, 1998 (unaudited)   2 and 3

Statement of Operations - For the Three Months Ended March 31, 1997
and 1998 (unaudited)                                                      4

Statement of Operations - For the Six Months Ended March 31, 1997
and 1998 (unaudited)                                                      5

Statement of Stockholders' Equity - For the Six Months Ended
March 31, 1998 (unaudited)                                                6

Statement of Cash Flows - For the Six Months Ended
March 31, 1997 and 1998 (unaudited)                                       7

Notes to Unaudited Financial Statements                                   8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     9

PART II.    OTHER INFORMATION                                             9

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                     September 30, 1997 and March 31, 1998
                                  (Unaudited)

                                     ASSETS

                                                 September    March

Current assets:
   Cash and cash equivalents                      $ 199,195 $ 133,536
   Accounts receivable                              196,646   249,219
   Inventories (Note 2)                             210,608   209,453
   Income taxes refundable                            1,970     1,970
   Deferred tax asset (Note 3)                        1,000        -
                                                      ------   ------

    Total current assets                            609,419   594,178

Furniture and equipment, at cost:
   Office furniture and equipment                   228,680   233,580
   Equipment under service contracts              1,182,632 1,313,901
                                                  -------------------

                                                  1,411,312 1,547,481
   Less accumulated depreciation                    994,732 1,088,989
                                                    -----------------

    Net furniture and equipment                     416,580   458,492

Other assets:
   Deposits and other                                26,835    36,835
   Software licenses                                 16,882    16,882
   Software development costs                       286,763   322,999
                                                    --------  -------

                                                    330,480   376,716
   Less accumulated amortization                    167,415   194,498
                                                    --------  -------

    Net other assets                                163,065   182,218
                                                    --------  -------

                                                $ 1,189,064$1,234,888
                                                =========== ==========


                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                     September 30, 1997 and March 31, 1998
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September     March

Current liabilities:
   Other accrued expenses                          $ 2,286         $ -
   Warranty reserve                                    400           -
   Income taxes payable                                  -       6,000
   Deferred revenue                                 52,026      80,765
                                                    -------     ------

    Total current liabilities                       54,712      86,765

Deferred tax liability (Note 3)                      2,000       2,000

Stockholders' equity:
   Preferred stock, $.0001 par value;
     100,000,000 shares authorized, none issued          -           -
   Common stock, $.0001 par value; 800,000,000
    shares authorized, 336,889,149 shares
    issued and outstanding                          33,689      33,689
   Additional paid-in capital                    1,030,674   1,030,674
   Retained earnings                                67,989      81,760
                                                    -------     ------

    Total stockholders' equity                   1,132,352   1,146,123
                                                 ----------  ---------

                                               $ 1,189,064 $ 1,234,888
                                               ==========  ===========


                             See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1998
                                  (Unaudited)

                                                   1997       1998

Revenues:
   Sales                                          $ 53,740    $ 59,468
   Service contract income                         246,291     278,598
   Parking ticket collections                       25,985      59,035
                                                    -------     ------

    Total revenues                                 326,016     397,101

Costs and expenses:
   Cost of sales                                    30,179      53,020
   Cost of services                                129,789     158,556
   Cost of parking ticket collections               26,700      28,830
   General and administrative                      109,451     140,208
   Research and development                         13,008      11,190
                                                    -------     ------

    Total costs and expenses                       309,127     391,804
                                                   --------    -------

Income from operations                              16,889       5,297

Other income (expense):
   Interest income                                     381       3,197
   Interest expense                                 (4,296)     (8,507)
                                                    -------     -------

   Total other income (expense)                     (3,915)     (5,310)
                                                    -------     -------

Income (loss) before provision for income taxes     12,974         (13)

Provision for income taxes                           3,000         831
                                                     ------        ---

Net income (loss)                                  $ 9,974      $ (844)
                                                   ========     =======

Net income (loss) per common share                 $     *      $    *
                                                   ========     =======

Weighted average number of shares
  outstanding                                   336,900,000 336,900,000
                                                =========== ===========


*  Less than $.01 per share

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS

                For the Six Months Ended March 31, 1997 and 1998
                                  (Unaudited)


                                                   1997       1998

Revenues:
   Sales                                          $ 70,018   $ 142,471
   Service contract income                         534,878     508,826
   Parking ticket collections                      265,295      64,450
                                                   --------     ------

    Total revenues                                 870,191     715,747

Costs and expenses:
   Cost of sales                                    45,566      89,397
   Cost of services                                265,455     284,782
   Cost of parking ticket collections              282,385      49,549
   General and administrative                      208,041     241,667
   Research and development                         19,291      25,515
                                                    -------     ------

    Total costs and expenses                       820,738     690,910
                                                   --------    -------

Income from operations                              49,453      24,837

Other income (expense):
   Interest income                                     810       5,272
   Interest expense                                (12,432)     (8,507)
                                                   --------     -------

   Total other income (expense)                    (11,622)     (3,235)
                                                   --------     -------

Income before provision for income taxes            37,831      21,602

Provision for income taxes                          10,000       7,831
                                                    -------      -----

Net income                                        $ 27,831    $ 13,771
                                                  =========   ========

Net income per common share                       $       *   $      *
                                                  =========   ========

Weighted average number of shares
  outstanding                                  336,900,000 336,900,000
                                               =========== ===========

*  Less than $.01 per share

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Six Months Ended March 31, 1998
                                  (Unaudited)

                                                                      Additional
                                               Common stock           paid-in    Retained
                                                 Shares     Amount    capital    earnings

Balance, September 30, 1997                    336,889,149  $ 33,689 $ 1,030,674  $ 67,989

   Net income for the six months ended
    March 31, 1998                                     -          -          -      13,771
                                                       --         --         --     ------

Balance, March 31, 1998                        336,889,149  $ 33,689 $ 1,030,674  $ 81,760
                                               ============ ======== ============ ========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                            STATEMENT OF CASH FLOWS

                For the Six Months Ended March 31, 1997 and 1998
                                  (Unaudited)

                                                   1997       1998
Cash flows from operating activities:
   Net income                                     $ 27,831    $ 13,771
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                 330,254     121,340
     Increase in accounts receivable               (47,345)    (52,573)
     Decrease (increase) in inventories             (5,350)      1,155
     Decrease in deferred tax asset                  5,000       1,000
     Decrease in accounts payable                  (15,046)          -
     Decrease in accrued expenses                        -      (2,286)
     Increase in income taxes payable                    -       6,000
     Increase (decrease) in deferred revenue       (21,468)     28,739
     Decrease in warranty reserve                   (1,800)       (400)
                                                    -------       -----

      Total adjustments                            244,245     102,975
                                                   --------    -------

       Net cash provided by operating activities   272,076     116,746

Cash flows from investing activities:
   Acquisition of furniture and equipment - net    (82,604)   (136,169)
   Increase in software development costs          (43,808)    (36,236)
   Recovery of investment in contract              185,484           -
   Decrease (increase) in deposits and other assets 21,605     (10,000)

     Net cash provided by (used in) investing
       activities                                   80,677    (182,405)

Cash flows from financing activities:
   Proceeds from note payable - bank                     -     190,000
   Payments on note payable - bank                (298,000)   (190,000)
                                                  ---------   ---------

    Net cash used in financing activities         (298,000)         -
                                                  ---------   ---------

Increase (decrease) in cash and cash equivalents    54,753     (65,659)

Cash and cash equivalents at beginning of year      90,510     199,195
                                                    -------    -------

Cash and cash equivalents at end of year         $ 145,263   $ 133,536
                                                 ==========  =========




                            See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                March 31, 1998



1.   Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying
unaudited  financial statements  contain  all  adjustments   (consisting
of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1997 and March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1997 and 1998.

2.   Inventories

Inventories consist of the following at:

                                                September 30   March 31,
                                                    1997         1998

       Finished goods                                  $ -    $ 10,473
       Work in process                              13,570      52,363
       Purchased parts and supplies                197,038     146,617
                                                   --------    -------

                                                 $ 210,608   $ 209,453
                                                 ==========  =========



3.   Income taxes

The provision for income taxes for the three months and six months ended March 31, 1997 and 1998 is based on the expected tax rate for the year.

As of September 30, 1997 and March 31, 1998, total deferred tax assets and liabilities are as follows:

                                                 September    March 31,
                                                   1997         1998

       Deferred tax assets                        $ 1,000        $ -
       Deferred tax liabilities                    (2,000)    (2,000)
                                                   -------    -------

                                                 $ (1,000)  $ (2,000)
                                                 =========  =========

Item 2.

Management's   Discussion   and   Analysis  of   Financial   Condition
and Results of Operations

Material Changes in Financial Condition

At March 31, 1998 the Company had working capital of $507,413 derived primarily from contract sales, as compared to working capital of $554,707 at September 30, 1997. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter  ended March 31, 1998 the  Company  generated  revenues
from contract  sales  from  its   professional   services   contracts,
sales,   and privatization.  Berkeley,  CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues. Orlando, Fl, was added as a new client during this quarter.

Revenues for the 1998 quarter were higher than the prior year's quarter. Expenses for the 1998 quarter increased by 26% over the prior year's quarter due to the costs of the ramp-up for Maywood, IL privatization project and the capitalization of the Orlando project. The Company reported a loss of $844 for the 1998 quarter as compared to a net profit of $9,974 for the prior year's quarter.

Parking ticket collection revenues for the six month period ended March 31, 1998 decreased by 76% or $200,845 which was attributable to the conclusion of the Cicero, IL contract. Also because of the conclusion of the Cicero, IL contract, the cost of parking ticket collections decreased by $232,836, or 82%, as compared to the prior year's six month period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1 Articles of Incorporation filed with the Colorado Secretary of State on March 3, 1986.

         3.1(a) Articles of Amendment to Articles of Incorporation

         3.3  Bylaws

         27.1 Financial Data Schedule (1)

     (b) During  the  quarter   ended  March  31,   1998,   the
         Registrant   has  filed no reports on Form 8-K

(1)    Filed herewith

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1998                 Clancy Systems International, Inc.
                                    (Registrant)


                                    By:  /s/ Stanley J. Wolfson
                                         Stanley J. Wolfson, President
                                         and Chief Executive Officer


                                    By:  /s/ Lizabeth M. Wolfson
                                         Lizabeth M. Wolfson,
                                         Secretary-Treasurer and
                                         Chief Financial and
                                         Chief Accounting Officer