Form 10QSB
period 1998-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1998-08-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, as of August 10, 1998 was 336,889,149 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes ___No   X

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                                 Page No.

PART I. FINANCIAL INFORMATION

Balance Sheet - September 30, 1997 and June 30, 1998 (unaudited)  2 and 3

Statement of Operations - For the Three Months Ended June 30, 1997
and 1998 (unaudited)                                                    4

Statement of Operations - For the Nine Months Ended June 30, 1997
and 1998 (unaudited)                                                    5

Statement of Stockholders' Equity - For the Nine Months Ended
June 30, 1998 (unaudited)                                               6

Statement of Cash Flows - For the Nine Months Ended
June 30, 1997 and 1998 (unaudited)                                      7

Notes to Unaudited Financial Statements                                 8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   9

PART II.    OTHER INFORMATION                                                 9

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                      September 30, 1997 and June 30, 1998
                                  (Unaudited)

                                     ASSETS

                                                     September      June
                                                     ---------      ----
Current assets:
   Cash and cash equivalents                        $ 199,195   $ 190,283
   Accounts receivable                                196,646     279,209
   Inventories (Note 2)                               210,608     188,492
   Prepaid expenses                                         -      32,084
   Income taxes refundable                              1,970       1,970
   Deferred tax asset (Note                             1,000           -
                                                   ----------  ----------

    Total current assets                              609,419     692,038

Furniture and equipment, at cost:
   Office furniture and equipment                     228,680     233,580
   Equipment under service contracts                1,182,632   1,363,198
                                                   ----------  ----------

                                                    1,411,312   1,596,778
   Less accumulated depreciation                      994,732   1,140,724
                                                   ----------  ----------

    Net furniture and equipment                       416,580     456,054

Other assets:
   Deposits and other                                  26,835     103,310
   Software licenses                                   16,882      16,882
   Software development costs                         286,763     335,237
                                                   ----------  ----------

                                                      330,480     455,429
   Less accumulated amortization                      167,415     208,054
                                                   ----------  ----------

    Net other assets                                  163,065     247,375
                                                   ----------  ----------
                                                   $1,189,064  $1,395,467
                                                   ==========  ==========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                      September 30, 1997 and June 30, 1998
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September      June
                                                    ---------     -----
Current liabilities:
   Other accrued expenses                         $    2,286   $        -
   Note payable - bank                                     -      100,000
   Warranty reserve                                      400            -
   Income taxes payable                                    -       39,000
   Deferred revenue                                   52,026       22,128
                                                  ----------   ----------

    Total current liabilities                         54,712      161,128

Deferred tax liability (Note 3)                        2,000        4,000

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000
   shares authorized, none issued                          -            -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and
    outstanding                                        33,689       33,689
   Additional paid-in capital                       1,030,674    1,030,674
   Retained earnings                                   67,989      165,976
                                                   ----------   ----------
    Total stockholders' equity                      1,132,352    1,230,339
                                                   ----------   ----------

                                                   $1,189,064   $1,395,467
                                                   ===========  ==========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 1997 and 1998
                                   (Unaudited)


                                                    1997            1998
                                                    ----            ----

Revenues:
   Sales                                         $ 28,036        $ 36,416
   Service contract income                        337,882         304,995
   Parking ticket collections                      20,994          64,777
                                                 --------      ----------

    Total revenues                                386,912         406,188

Costs and expenses:
   Cost of sales                                   20,096          12,828
   Cost of services                               154,327         119,404
   Cost of parking ticket collections              18,849          49,189
   General and administrative                     141,863          94,720
   Research and development                         5,019          11,509
                                                 --------        --------

    Total costs and expenses                      340,154         287,650
                                                 --------        --------

Income from operations                             46,758         118,538

Other income (expense);
   Interest income                                    985             678
   Interest expens                                 (1,631)              -
                                                  --------       --------

    Total other income (expense)                     (646)            678
                                                 --------        --------

Income before provision for income taxes           46,112         119,216

Provision for income taxes                         10,000          35,000
                                                 --------        --------

Net income                                       $ 36,112        $ 84,216
                                                 ========        ========

Basic income per common share                    $      *        $      *
                                                 ========        ========

Weighted average number of shares outstanding 336,900,000     336,900,000
                                              ===========     ===========


*  Less than $.01 per share

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                For the Nine Months Ended June 30, 1997 and 1998
                                  (Unaudited)


                                                   1997           1998
                                                   ----           ----

Revenues:
   Sales                                        $ 98,054      $ 178,887
   Service contract income                       872,760        813,821
   Parking ticket collections                    286,289        129,227
                                              ----------     ----------

    Total revenues                             1,257,103      1,121,935

Costs and expenses:
   Cost of sales                                  65,662        102,225
   Cost of services                              419,782        404,186
   Cost of parking ticket collections            301,234         98,738
   General and administrative                    349,904        336,387
   Research and development                       24,310         37,024
                                              ----------     ----------

    Total costs and expenses                   1,160,892        978,560
                                              ----------     ----------
Income from operations                            96,211        143,375
                                              ----------     ----------

Other income (expense);
   Interest income                                 1,795          5,950
   Interest expense                              (14,063)        (8,507)
                                              ----------     ----------

    Total other income (expense)                 (12,268)        (2,557)
                                              ----------     ----------
Income before provision for income taxes          83,943        140,818

Provision for income taxes                        20,000         42,831
                                              ----------     ----------

Net income                                    $   63,943     $   97,987
                                              ==========     ==========

Basic income per common share                 $        *     $        *
                                              ==========     ==========

Weighted average number of shares
outstanding                                  336,900,000    336,900,000
                                             ===========    ===========


*  Less than $.01 per share

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Nine Months Ended June 30, 1998
                                   (Unaudited)



                                                                                Additional
                                                     Common stock            paid-in      Retained
                                                  Shares        Amount       capital      earnings

Balance, September 30, 1997                    336,889,149      $ 33,689  $ 1,030,674      $ 67,989

   Net income for the nine months ended
    June 30, 1998                                        -             -            -         97,987
                                               -----------      --------  -----------      --------

Balance, June 30, 1998                         336,889,149      $ 33,689   $ 1,030,674     $ 165,976
                                               ===========      =========  ===========     =========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                For the Nine Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                    1997          1998
                                                    ----          ----
Cash flows from operating activities:
   Net income                                    $ 63,943      $ 97,987
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               591,549       186,631
      Increase in accounts receivable             (20,111)      (82,563)
      Decrease (increase) in inventories          (13,819)       22,116
      Increase in prepaid expense                       -       (32,084)
      Decrease/increase in deferred tax
         asset/liability                            5,000         3,000
      Decrease in accounts payable                 (6,774)            -
      Decrease in accrued expenses                      -        (2,286)
      Increase in income taxes payable             10,000        39,000
      Decrease in deferred revenue                 14,098       (29,898)
      Decrease in warranty reserve                 (2,700)         (400)
                                                ---------       -------

       Total adjustments                          577,243       103,516
                                                ---------       -------

        Net cash provided by operating
           activities                             641,186       201,503

Cash flows from investing activities:
   Acquisition of furniture and equipment - net  (121,421)     (185,466)
   Increase in software development costs         (69,709)      (48,474)
   Decrease (increase) in deposits and other
           assets                                  23,975       (76,475)
                                                ---------      --------

    Net cash used in investing activities        (167,155)     (310,415)

Cash flows from financing activities:
   Proceeds from note payable - bank                    -       100,000
   Payments on note payable - bank               (393,000)            -
                                                ---------       -------

    Net cash provided by (used in) financing
      activities                                 (393,000)      100,000
                                                ---------       -------

Increase (decrease) in cash and cash equivalents   81,031        (8,912)

Cash and cash equivalents at beginning of year     90,510       199,195
                                                ---------       -------

Cash and cash equivalents at end of year        $ 171,541     $ 190,283
                                               ==========     =========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1997 and June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1997 and 1998.

2. Inventories

   Inventories consist of the following at:

                                       September 30,   June 30,
                                           1997          1998
                                           ----          ----

        Finished goods                 $       -    $  18,849
        Work in process                   13,570       75,397
        Purchased parts and supplies     197,038       94,246
                                        ---------    ---------

                                       $ 210,608    $ 188,492
                                       =========    =========


3. Income taxes

   The provision for income taxes for the three months and nine months ended June 30, 1997 and 1998 is based on the expected tax rate for the year.

   As of September 30, 1997 and June 30, 1998, total deferred tax assets and liabilities are as follows:

                                     September 30,    June 30,
                                        1997           1998

       Deferred tax assets                $  1,000     $      -
       Deferred tax liabilities             (2,000)      (4,000)
                                          --------     --------

                                          $ (1,000)    $ (4,000)
                                          ========     ========

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At June 30, 1998, the Company had working capital of $530,910 derived primarily from contract sales, as compared to working capital of $554,707 at September 30, 1997. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter  ended June 30, 1998,  the Company  generated  revenues
from contract  sales  from  its   professional   services   contracts,
sales, and privatization. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues. New clients added during the quarter include Logan, UT; West Los Angeles College; and Fresno County.

Revenues for the 1998 quarter were higher than the prior year's quarter. Expenses for the 1998 quarter decreased by 15% over the prior year's quarter due to a decrease in cost of services which corresponds to the decrease in service contract income and a decrease in general and administrative expenses due to employee turnover. The Company reported a net profit of $84,216 for the 1998 quarter as compared to a net profit of $36,112 for the prior year's quarter.

Parking ticket collection revenues for the nine month period ended June 30, 1998 decreased by 55% or $157,062 which was attributable to the conclusion of the Cicero, IL contract. Also because of the conclusion of the Cicero, IL contract,the cost of parking ticket collections decreased by $202,496, or 67%, as compared to the prior year's nine month period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

        3.1 Articles of Incorporation filed with the Colorado Secretary of State on March 3, 1986.

        3.1(a) Articles of Amendment to Articles of Incorporation

        3.3 Bylaws

        27.1   Financial Data Schedule (1)

     (b) During the quarter ended June 30, 1998, the Registrant has filed no reports on Form 8-K

     (1)    Filed herewith

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 8/14/98                     Clancy Systems International, Inc.
                                   (Registrant)


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