Form 10KSB
period 1998-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1999-01-11
CIK 789318

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                           FORM 10-KSB

         X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  September 30, 1998

                                  OR

     _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ___________


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

                      (1) Yes __X__   No _____
                      (2) Yes __X__   No _____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,447,810. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of January 11, 1999 was approximately $827,370.

Class                        Outstanding at January 11, 1999

Common stock, $.0001 par value           336,889,149 shares


           Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                                  Yes___ No  X

               CLANCY SYSTEMS INTERNATIONAL, INC.

                           FORM 10-KSB

                             PART I

Item 1.  Description of Business

     (a) Business Development. In April 1987 Oxford Financial, Inc. (_Oxford_) merged with Clancy Systems International, Inc. (Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the _Company or Registrant_). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

     The Company  designs,  develops and  manufactures  automated
parking   enforcement    systems   primarily    for   lease    to
municipalities, universities and institutions, including a ticket writing system and other enforcement systems.

     The Company has installed numerous parking enforcement systems for various clients, towns and universities. The Company also has installed numerous systems through joint venture relationships. See _Phoenix Group Systems", _City of Inglewood_ and "Urban Transit Solutions" below. To augment the enforcement element of the system, the Company markets the original Denver
Boot and other  enforcement tools.   By  utilizing an  integrated
approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

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

      (b)     Business of the Issuer.

      (b),(1),(2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs only three and one-half pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly, or data transfer to a user's mainframe computer. There are currently approximately 1500 ticket-writing units in operation.

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

     The Company's contracts for its parking enforcement systems generally provide that the Company will provide the ticketwriters, a back office processing system, custom software and training and support in consideration of a fee per citation issued, a monthly fee for computer equipment rental and/or a set monthly fee. Occasionally, the Company will provide its system through an outright sale rather than through its typical lease arrangement. The Company generally warrants its equipment, provides updating and improvements to its system hardware and software and provides customary indemnification. The Company also contract's its systems under a privatization program whereby the Company provides a complete facilities management program for the client. The operation includes personnel to operate the system, issue tickets, and take care of enforcement tasks, along with the collection of ticket revenues, backlog ticket collections and other related duties. These programs are offered under a revenue guarantee or revenue split contract.

   The Company currently has systems installed in municipalities and universities representing approximately 7,000,000 tickets issued per year.


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

Phoenix Group Systems

     In joint venture with Phoenix Group, of Torrance, California, the Company has installed computerized parking citation issuance systems at Phoenix Group client locations. The data is then sent to Phoenix Group for ticket collection. These clients write approximately 500,000 tickets per year.

     (b)(3)    Status  of   Publicly-Announced  New  Product   or
Services.

     The Company has become a 60%  equity owner of Urban  Transit
Solutions, San  Juan, Puerto  Rico.   UTS offers  parking  system
privatization to cities in Puerto Rico.   At September 30,  1998,
UTS had contracts  in Mayaguez,  Puerto Rico  and Caugas,  Puerto
Rico.   The Mayaguez  project included  the installation  of  600
parking meters. Meter revenue collection began in August, 1998. For Cauguas, parking lots will be monitored and meters will be
installed.   Revenue  collection  in  Cauguas  is  expected  begin
December 1998.

     (b)(4) Competition. The Registrant is aware of several other companies that currently offer an automated ticket writing system: Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2, Duncan and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user and because of the various enforcement products which it offers to complement its system.

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

     The Company  markets  its  ticket  writing  and  enforcement system directly to municipalities, universities, colleges, institutions and parking companies through commissioned sales representatives and members of management. The Company currently has marketing alliances with three organizations throughout the United States. The Company's management attends trade shows and makes direct sales calls.

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

    (b)(6) Significant Customers. Presently, the Registrant has 104 customers. The Registrant in general is greatly dependent on these customers, but the Registrant is particularly dependent on its contracts with Oklahoma City, Oklahoma; the City of Berkeley, California; the Phoenix Group; and the City of Inglewood, CA which together represented approximately 33% of the Company's total revenues for the year ended September 30, 1998. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Oklahoma City, Oklahoma. The Company has provided a fully implemented automated parking ticket writing, processing and enforcement system to Oklahoma City, Oklahoma, its first parking enforcement system, since June 1986. Under the current contract the Company receives a monthly fee for leasing equipment and providing supplies and support. The contract may be terminated by either party upon 15 days written notice and may be extended for two additional 12-month terms upon mutual agreement of the parties on terms to be negotiated. The current contract with the City of Oklahoma expires June 30, 1999. Under the contract, the Company has agreed to indemnify the City of Oklahoma, its officers, agents and employees against any claims resulting from acts or omissions of the Company or its officers, employees, representatives or agents. During the 1998 fiscal year, the revenues from the Oklahoma City system represented approximately 6% of the Company's total revenues.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through January 31, 2000. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During the 1998 fiscal year, the revenues from the City of Berkeley system represented approximately 7% of the Company's total revenues.

     Cicero, Illinois. The Company entered into a three-year agreement with the Town of Cicero, IL in February, 1996, to provide complete facilities management service for its parking ticket issuance division. Under the agreement, the Company agreed to pay the Town of Cicero an annual fee of $575,000. The Company provided the complete system, personnel, hardware, and supplies. The Company retained all ticket revenues collected as well as any revenues collected on backlog tickets. The agreement may be terminated by either party upon 30 days written notice. The Company began operations with respect to the agreement the last week of March 1996. In connection with the Agreement, the Company entered into an agreement with J & J Consulting under which the Company agreed to pay J & J an annual fee of $175,000 and monthly commissions equal to a percentage of all revenues generated by the Company from its operations in Cicero, and a bonus percentage once revenues to the Company exceed $1,000,000. In November 1996, the Town terminated the agreement effective December 5, 1996 due to certain political issues unrelated to the Company. In settlement of the breach of contract, the Company was reimbursed $185,484 from the Town of Cicero. The Company continues to collect tickets issued by the Company and the earlier backlog which amounted to less than 1% of the Company's total revenue for fiscal 1998.

     Inglewood, CA. In a joint venture agreement with the City of Inglewood, CA, Department of MIS, Clancy has agreed to sell hand-held ticket issuance equipment, ticket forms and envelopes to the City of Inglewood and clients that the City services for ticket processing. In the year ended September 30, 1998, sales to the City of Inglewood represented 9% of the Company's total revenues.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group, although Clancy services the clients directly. In the year ended September 30, 1998, sales to Phoenix Group represented 11% of the Company's total revenues.


     Maywood, IL. In a contract for privatization, the Company provides a full facilities management operation for the Village of Maywood. The Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The contract provides for a 50/50 split of profit after all expenses between the Company and Village.

     Logan, UT. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT. The company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The contract provides for a $35,000 annual revenue guarantee to the city. After all expenses, including the $35,000 guarantee, the city and the Company split additional profit on a 50/50 basis.


     Urban Transit  Solutions,  Puerto  Rico.   The  Company  has
acquired 60% ownership of Urban Transit Solutions (UTS). The Company has committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 1998, the Company had paid $364,500 to UTS. UTS currently has contracts in Mayaguez and Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and will be responsible for issuing tickets
and collection of parking meter revenues.   In Cauguas, UTS will  be
responsible for installing meters, managing parking lots, and collection of meter revenues and issuing tickets. UTS anticipates
additional  contracts   in   Puerto  Rican   cities   for   meter
installation  and  collections  and   ticket  issuance.     Their
marketing approach has been to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations.

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

    During fiscal 1997, Clancy began production of a new printer that utilizes a thermal line printer. This printer has been designed to print special fonts including the new PDF 417 bar code symbology. The printer is utilized as a stand alone device, but has been designed to accept a module which incorporates a handheld terminal, mag stripe reader, PCMCIA card and can accept wands, bar codes and other peripheral devices. Estimated completion time for the module has been extended to October 1999. Other features include graphic display, back-lit keypad, phosphorescent keypad and expandable memory. The Company believes that a tremendous market exists for this product which may increase future revenues. The ability to print PDF 417 bar codes will be a significant marketing advantage; however, there can be no assurance that the Company's marketing efforts will be successful.

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

     The Company's software is maintained and updated on a regular basis. The software for the enforcement system ticketwriter and rental car return systems were developed by Stanley Wolfson. The software for the Fleet Control inventory control system initially was developed by Mr. Wolfson in his capacity as an officer and employee of Stan Wolfson and Associates, Inc., and subsequently was transferred to the Company. The software allows the ticketing, rental and inventory information to be entered and stored and the tickets, rental agreements and inventory information to be printed. The user of the enforcement system also may use the computer to look up information relating to possible stolen or multiple violation vehicles.

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

     The Company spent $60,591 and $48,127 on research and development activities for the fiscal years ended September 30, 1997 and 1998, respectively. None of the cost of such activities was borne directly by the customers.

     (b)(11) Compliance with Environmental Laws. Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company. The Company has entered into an arrangement with RBRC for the recycling of all batteries.

     (b)(12)   Employees.   The  Company currently  has  thirteen
employees in Company operations and 11 employees in privatization projects, all of who are employed on a full time basis.


Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver,

Colorado for its corporate offices for $1,717 per month pursuant to a lease agreement with an unaffiliated party which expires May
31, 2000.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $575 per month pursuant to a lease agreement that expires August 1, 1999.

     The Company  leases  an  office  in  Logan,  Utah  which  is
approximately 700 square fee from an unaffiliated party.   Rental
payments are $528 per month plus utilities pursuant to a lease agreement which expires June 10, 1999.

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

     (a)(1)(i)  Not applicable.

     (a)(1)(ii) The range of high and low bid quotations for the Registrant's Common Stock for the last two fiscal years are provided below. The quotations are obtained daily from Yahoo.com stock quotations via the Internet. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                             High bid   Low bid

10/1/96 - 12/31/96           .005        .005
1/1/97 - 3/31/97             .005        .005
4/1/97 - 6/30/97             .005        .004
7/1/97 - 9/30/97             .005        .005
10/1/97 - 12/31/97           .005        .005
1/1/98 - 3/31/98             .003        .003
4/1/98 - 6/30/98             .003        .002
7/1/98 - 9/30/98             .003        .003


     On January 11, 1999 the reported bid and asked prices for the Registrant's Common Stock were $.003 and $.01, respectively.

     (a)(2)  Not applicable.

     (b) The approximate number of record holders of the Registrant's Common Stock on January 11, 1999 was 611.

     (c)(1) The Registrant has paid no dividends with respect to its Common Stock.

     (c)(2)  There  are  no   contractual  restrictions  on   the
Registrant's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation


     From fiscal 1996 to fiscal 1997 revenues declined approximately 2%. This is primarily due to a slight decline in ticket issuance by existing customers for various reasons including staff cutbacks and weather related problems. The Company's parking enforcement systems research and developement costs increased from $54,303 to $60,591, or 8% from fiscal 1996 to fiscal 1997. General and administrative costs decreased by 1% from 1996 to fiscal 1997. The Company reported a profit of $16,792 for fiscal 1996 as compared to a profit of $35,068 for fiscal 1997.

     From  fiscal   1997  to   fiscal  1998   revenues   declined
approximately 18%. This is primarily due to start-up costs with privatization projects and start-up costs with projects for Urgan Transit Solutions. The Company's parking enforcement systems research and development costs decreased from $60,591 to $48,127, or 21%, from fiscal 1997 to fiscal 1998. General and administrative
costs increased by 3%   from fiscal 1997 to  fiscal 1998.  The  Company
reported a loss of $28,028 for fiscal 1998 as compared to  profit
of $35,068 for fiscal 1997.   This loss reflects start-up  costs,
financing charges, and additional general and administrative expenses for the two privatization contracts and Urban Transit Solutions as well as expenses for hardware replacement for clients for year 2000 system upgrades.

    Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended
September 30, 1997 and 1998, the contract with Oklahoma City accounted for 4.5% and 6%, respectively, of the Company's total professional services contract revenue. See Part I, Item 1
(b)(6).

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to
provide its parking  enforcement system.   For  the fiscal  years
ended September 30, 1997 and 1998, the contract with the City of Berkeley accounted for 7% of the Company's total professional services contract revenue.

    During the fiscal years ended September 30, 1997 and 1998, the Company had in place a total of approximately 97 and 104 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     At September 30,  1997, the Company  had working capital  of
$554,707 as  compared to  $465,991 at  September 30,  1996.   The
Company's current ratio increased  from 1.95 to 1  to 11.14 to  1 from September 30, 1996 to September 30, 1997.

     At September 30,  1998, the Company  had working capital  of
$440,204 as  compared to  $554,707 at  September 30,  1997.   The
Company's current ratio decreased  from 11.14 to 1  to 4.49 to  1 from September 30, 1997 to September 30, 1998.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 1999.

    The balance of the $500,000 committment to Urban Transit Solutions will be advanced between November 1998 and April 1999. The Company will provide these funds from cash flows and from additional loans from its bank and/or private lenders. UTS has been generating revenue since August 1998 and will see a substantial increase in its meter collections when its personnel begin issuing parking advice notices in January 1999. Collections from parking lot fees from Cauguas will commence in January of 1999, and when meters are installed in June of 1999, revenue collections from Cauguas will be greatly increased. The Company's loans to its primary bank and a private lender will be paid back by Company revenue and UTS revenue payments to the Company.

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

     During fiscal  year ended September 30, 1998,  the
Company upgraded 70% of its clients to its new year 2000 compliant software and hardware. The Company anticipates that by
June 30,  1999, all  client upgrades  will have  been  completed.
Costs associated  with  the software  portion  of the  year  2000
upgrade  have   been  insignificant   because  the   Company   is
continually upgrading and improving its software for its  clients
as a  normal  course  of  business.    The  hardware  replacement
represents approximately $65,000 in costs during fiscal 1998. The Company estimates a similar cost during fiscal 1999 for completion of upgrades to remaining clients.

    The Company has already had an increase in the number of inquiries about the system based on year 2000 software capabilities and the Company anticipates that during the next year the client base could increase as potential clients find the need to outsource their ticket issuance and processing programs in order to be operational in the year 2000.

Forward Looking Information

     Statements of  the  Company's  or  management's  intentions, beliefs,  anticipations,  expectations  and  similar  expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

Item 7.    Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 1997 and September 30, 1998

     Statement of Operations - Years ended September 30, 1997
                        and 1998

     Statements of Stockholders' Equity - Years ended September
                        30, 1997 and 1998

     Statements of Cash Flows - Years ended September 30, 1997
                        and 1998

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

                            PART III


Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)   Identification of  Directors and  Executive
Officers.

                                                                Dates
                               Position                          of
Name                     held with  Registrant        Age     service

Stanley J.  Wolfson    President,  Chief  Executive   55       1987
                       Officer and Director

Robert M.  Brodbeck    Chairman of  the  Board of     65       1987
                       Directors

Mark G. Lawrence       Director                       49       1986

Lizabeth M.  Wolfson   Secretary-Treasurer  and       53       1987
                       Chief Financial and Chief
                       Accounting Officer

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

     Robert M. Brodbeck, Chairman of the Board of Directors and a director of the Company since February 1987. Mr. Brodbeck has been chairman of the board of directors and a director of Clancy from June 29, 1985 until April 1987. Mr. Brodbeck was a founder of Clancy, served as an initial director of Clancy until Clancy's first organizational meeting and had been active as a principal shareholder Clancy since its inception. From December 1983 until November 1986 Mr. Brodbeck had been president and director of I/O Services,Inc., (now known as Sabre Industries, Inc.), a public company located in Denver, Colorado which is involved in the development of systems for small block data transmission. From July 1978 to May 1984, Mr. Brodbeck was co-owner of Computer Tel, Inc. (d/b/a Loadmaster), located in Denver, Colorado, which developed a computerized load posting system in use nationally by the trucking industry. From November 1973 to May 1984, Mr. Brodbeck was the owner of Kwik Kall, Inc., a direct dial courtesy phone system located in Denver, Colorado, serving the trucking industry in the southwestern United States as well as the eastern seaboard, Oklahoma and Texas. Mr. Brodbeck sold his interests in both Computer Tel, Inc. and Kwik Kall, Inc. in 1984. Prior to 1972 Mr. Brodbeck was an electronics and computer maintenance technician with Martin Marietta Corporation for 17 years.

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

     (d)  Involvement in Certain Legal Proceedings.  None

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.  Executive Compensation.

     (a) General. For the fiscal year ended September 30, 1998 the Company paid a ten percent sales commission totaling $2,276 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $50,400 for the most recent fiscal year ended.

     (b)  Summary Compensation Table.
                              -16-
        (a)                   (b)       (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation


Stanley J. Wolfson            1998       $50,400       $2,276
President and Chief           1997        49,400        5,665
Executive Officer             1996        48,500        6,320

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of January 11, 1999 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of  beneficial  owner               shares               Percentage

Stanley J. Wolfson                 113,998, 464 (1)         33.8%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck                   92,509,608             27.5%
2250 S. Oneida Ste. 308
Denver, CO 80224

Mark G. Lawrence                      3,100,000               .9%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

All officers and directors          209,608,072 (1)         62.2%
as a group (four persons)
__________

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

Item 12.     Certain Relationships and Related Transactions.

     Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.

     Stanley Wolfson and Lizabeth Wolfson have guaranteed the Company's loan with Mountain States Bank personally, and have pledged personal collateral in the form of certificate of deposit to secure a portion of the loan.

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

Exhibit Number         Title of Exhibit

     3.1        Articles of Incorporation filed with the Colorado
                Secretary of State on March 3, 1986 (2)

     3.1(a)     Articles  of   Amendment  to  Articles   of
                Incorporation (2)

     3.3       Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions

     10.6 Indemnification Agreements between the Registrant and Robert M. Brodbeck, Stanley J. Wolfson and
               Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12     Indemnity Agreements between Registrant and
               Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
               Lawrence and Lizabeth M. Wolfson (3)

     __________

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


Date:  January 11, 1999

     In  accordance  with  the  requirements  of  the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 11, 1999             /s/ Stanley J. Wolfson
                                   Stanley J. Wolfson, President,
                                   Chief Executive Officer and a
                                   Director


Date:  January 11, 1999            /s/ Robert M. Brodbeck
                                   Robert M.  Brodbeck,  Chairman
                                   of the Board of Directors and
                                   Director


Date:  January 11, 1999             /s/ Lizabeth M. Wolfson
                                   Lizabeth      M.      Wolfson,
                                   Secretary-Treasurer and Chief Financial
                                   and Chief Accounting Officer

Date:  January 11, 1999             /s/ Mark G. Lawrence
                                   Mark G. Lawrence, Director

               REPORT OF INDEPENDENT CERTIFED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Clancy Systems International, Inc.

We have audited the balance sheet of Clancy Systems International, Inc. as of September 30, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended.
These  financial statements   are  the   responsibility   of  the
Company's   management.   Our responsibility  is to express an opinion on
these financial  statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems
International, Inc. at September 30, 1997 and 1998, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.





Denver, Colorado
November 11, 1998                                     CAUSEY DEMGEN & MOORE INC.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                           September 30, 1997 and 1998

                                     ASSETS

                                                         1997        1998
                                                     ----------  ----------

Current assets:
   Cash, including interest bearing accounts
    of $57,017 (1997) and $58,308                    $  199,195  $   91,432
   Accounts receivable                                  196,646     244,448
   Inventories (Note 2)                                 210,608     190,960
   Investment in contract, net (Note 9                        -      23,334
   Income taxes refundable                                1,970      16,000
   Deferred tax asset (Note 6)                            1,000          -
                                                     ----------  ----------
     Total current assets                               609,419     566,174

Furniture and equipment, at cost:
   Office furniture and equipment                       228,680     235,180
   Equipment under service contracts (Note 9)         1,182,632   1,442,295
                                                     ----------  ----------
                                                      1,411,312   1,677,475
   Less accumulated depreciation                        994,732   1,204,775
                                                     ----------  ----------
    Net furniture and equipment                         416,580     472,700

Other assets:
   Investment in partnership (Note 4)                         -     329,915
   Deposits and other                                    26,835      28,310
   Deferred tax asset (Note 6)                                -       5,000
   Software licenses                                     16,882      16,882
   Software development costs                           286,763     356,353
                                                     ----------  ----------
                                                        330,480     736,460
   Less accumulated amortization                        167,415     225,040
                                                     ----------  ----------
     Net other assets                                   163,065     511,420
                                                     ----------  ----------
                                                     $1,189,064  $1,550,294
                                                     ==========  ==========

                             See accompanying notes.
                                       F-2

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEET
                          September 30, 1997 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1997        1998
                                                     ----------  ----------
Current liabilities:
   Accounts payable                                  $        -  $   37,999
   Other accrued expenses                                 2,286           -
   Warranty reserve                                         400           -
   Deferred revenue                                      52,026      87,971
                                                     ----------  ----------
     Total current liabilities                           54,712     125,970

Long-term note payable - bank (Note 5)                        -     320,000

Deferred tax liability (Note 6)                           2,000           -

Commitments (Notes 8 and 9)

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000 shares
    authorized, none issued                                   -           -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and
    outstanding                                          33,689      33,689
   Additional paid-in capital                         1,030,674   1,030,674
   Retained earnings                                     67,989      39,961
                                                     ----------  ----------

     Total stockholders' equity                       1,132,352   1,104,324
                                                     ----------  ----------

                                                     $1,189,064  $1,550,294
                                                     ==========  ==========


                             See accompanying notes.
                                       F-3

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                For the Years Ended September 30, 1997 and 1998


                                                        1997         1998
                                                    -----------  ----------
Revenues:
   Sales                                            $  200,374   $  238,020
   Service contract income (Notes 9 and 10)          1,064,292    1,062,760
   Parking ticket collections (Notes 9 and 10)         508,234      147,030
                                                    ----------   ---------

    Total revenues                                   1,772,900    1,447,810

Costs and expenses:
   Cost of sales                                       154,944      148,819
   Cost of services (Note 3)                           576,501      599,021
   Cost of parking ticket collections (Note 9)         500,030      214,492
   General and administrative                          431,228      440,884
   Research and development                             60,591       48,127
                                                    ----------   ----------

    Total costs and expenses                         1,723,294    1,451,343


Income (loss) from operations                           49,606       (3,533)

Other income (expense):
   Interest income                                       2,275        5,411
   Interest expense                                    (14,063)     (14,520)
                                                     ----------   ---------

   Total other income (expense)                        (11,788)      (9,109)
                                                    ----------   ----------
Income (loss) before provision for income taxes
   and loss in equity-basis partnership                 37,818      (12,642)

Provision for income taxes (Note 6):
   Current expense                                      13,750          801
   Deferred benefit                                    (11,000)      (6,000)
                                                    ----------   ----------
    Total income tax expense (benefit)                   2,750       (5,199)

Loss in equity-basis partnership (net of tax benefit
   of $14,000)(Note 4)                                       -      (20,585)
                                                    ----------   ----------

Net income (loss)                                   $   35,068   $  (28,028)
                                                    ==========   ==========

Basic net income (loss) per common share
   (Note 7)                                         $        *   $        *
                                                    ==========   ==========

*  Less than $.01 per share

                             See accompanying notes.
                                       F-4



                       CLANCY SYSTEMS INTERNATIONAL, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended September 30, 1997 and 1998
                                                                                  Additional
                                                 Common stock                paid-in     Retained
                                                    Shares        Amount     capital     earnings
                                                 ------------     -------   ----------   --------

Balance, September 30, 1996                       336,889,149     $ 33,689  $1,030,674    $ 32,921
   net income for the year ended
    September 30, 1997                                     -            -            -      35,068
                                                  -----------     --------  ----------    --------

Balance, September 30, 1997                       336,889,149       33,689    1,030,674     67,989

   Net loss for the year ended
    September 30, 1998                                     -            -            -     (28,028)
                                                  -----------     --------  -----------   --------

Balance, September 30, 1998                       336,889,149     $ 33,689  $ 1,030,674   $ 39,961
                                                  ===========     ========  ===========   ========

                            See accompanying notes.
                                       F-5

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                For the Years Ended September 30, 1997 and 1998


                                                        1997         1998
                                                    ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                $   35,068   $  (28,028)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    675,636      279,334
      Deferred income tax benefit                      (11,000)      (6,000)
      Loss in equity basis partnership                       -       34,585
      Decrease (increase) in accounts receivable        90,285      (47,802)
      Decrease (increase) in inventories               (20,353)      19,648
      Increase in income taxes refundable               (1,250)     (14,030)
      Increase (decrease) in accounts payable          (15,046)      37,999
      Decrease in accrued expenses                      (3,600)      (2,686)
      Increase (decrease) in deferred revenue          (24,095)      35,945
                                                    ----------   ----------

       Total adjustments                               690,577      336,993
                                                    ----------   ----------
       Net cash provided by operating activities       725,645      308,965

Cash flows from investing activities:
   Acquisition of furniture and equipment - net       (157,091)    (266,163)
   Increase in software licenses and software
    development costs                                  (84,844)     (69,590)
   Investment in partnership                                 -     (364,500)
   Investment in contract                                    -      (35,000)
   Decrease (increase) in deposits and other assets     17,975       (1,475)
                                                    ----------   ----------
      Net cash used in investing activities           (223,960)    (736,728)

Cash flows from financing activities:
   Proceeds from note payable - bank                         -      320,000
   Payments on note payable - bank                    (393,000)           -
                                                    ----------   ----------
Net cash provided by (used in) financing activities   (393,000)     320,000
                                                    ----------   ----------
Increase (decrease) in cash and cash equivalents       108,685     (107,763)

Cash and cash equivalents at beginning of year          90,510      199,195
                                                    ----------   ---------
Cash and cash equivalents at end of year            $  199,195   $   91,432
                                                    ==========   ==========

                          (Continued on following page)
                             See accompanying notes.
                                       F-6

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                For the Years Ended September 30, 1997 and 1998

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:
                                                        1997         1998
                                                      --------     --------
Cash paid during the year for interest                $ 14,063     $ 14,520
                                                      ========     ========

Cash paid during the year for income taxes            $ 15,000     $      -
                                                      ========     ========

Depreciation and amortization expense is allocated as follows:

   Cost of services                                  $ 299,608    $ 267,668
   Cost of parking ticket collections                  376,028       11,666
                                                     ---------    ---------
                                                     $ 675,636    $ 279,334
                                                     =========    =========

                             See accompanying notes.
                                       F-7

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998




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

     Accounts receivable:

     No provision for doubtful accounts was deemed necessary at September 30, 1997 or 1998.

     Inventories:

     Inventories  are  carried  at the lower of cost  (first-in,  first-out)  or
     market.   Inventory  costs  include  materials,   labor  and
     manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

     Computer software:

     Costs incurred to establish the technological feasibility of computer software are research and development costs, which are
     charged to expense as  incurred.   Software   development   costs
     incurred   subsequent   to  establishment of technological feasibility
     are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 1997 and 1998 amounted to $52,456 and $ 57,534, respectively. Unamortized computer software development costs amounted to $147,037 and $159,402 at September 30, 1997 and 1998, respectively.

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998




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

     Income taxes:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax
     operating  loss  carryforwards,   depreciation differences and
     capitalized ss.263A costs.

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998




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

2.   Inventories

     Inventories consist of the following at September 30:
                                                      1997         1998
                                                   ----------   ----------
       Finished goods                              $       -     $ 19,690
       Work in process                                13,570            -
       Purchased parts and supplies                  197,038      171,270
                                                   ---------     --------
                                                   $ 210,608    $ 190,960
                                                   =========    =========

3.   Related party transactions

     The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended September 30, 1997 and 1998, commissions of $5,665 and $2,276 have been paid under this agreement, respectively.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1998

4.   Investment in partnership

     On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions of Puerto Rico
     (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services. As of September 30, 1998, the Partnership had contracted with the city of Mayaguez, Puerto Rico to install parking meters and provide meter collection services and was negotiating a contract with the city of Caguas, Puerto Rico to administer a parking facility and provide parking metering services.
     As  of  September  30,  1998,  the   Partnership  had  invested
     approximately $350,000 toward the purchase and installation of 600 parking meters in Mayaguez but has not yet received substantial revenues from the contract.

     As  provided  in the  partnership  agreement,  the  Company  has agreed to contribute $500,000 in exchange for a 60% ownership in the Partnership and will share in the net income and losses of the
     partnership  based on their  percentage   of   ownership.   Pursuant
     to  the   partnership   agreement,  substantially  all  management
     authority will be retained by UTS, and consequently, the Company accounts for their investment in the Partnership using the equity method.

     The Company's investment in the net assets of the Partnership accounted for under the equity method amounted to $329,915 at September 30, 1998. The condensed results of the operations and financial position of the Company's equity-basis partnership investment is summarized below:

     Condensed statement of               For the period from
     of operations information             January 31, 1998
                                                through
                                           September 30, 1998
                                           ------------------
     Total revenues                             $  21,813
     Total costs and expenses                     (79,455)
                                                ---------
                                                $ (57,642)
                                                =========


     Condensed balance sheet information        September 30,
                                                    1998
                                               -------------
     Current assets                            $     672
     Non-current assets                          394,638
     Current liabilitiies                        (40,519)
     Long-term liabilities                       (26,983)
                                                ---------
      Partnership capital                      $ 327,808
                                               =========

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998




4.   Investment in partnership (continued)

     As of September 30, 1998 the Company and UTS were in the process of renegotiating the terms of the partnership agreement.

5.   Notes payable - bank

     On May 5, 1998, the Company executed a fifteen-month promissory note for $220,000 secured by personal guarantees of two officers of the Company. The note bore interest at 9.5% and was originally due on August 15, 1999. On June 12, 1998, the Company executed a four-month promissory note for $100,000 secured by a certificate of deposit in the name of two officers of the Company. The note bore interest at 7.5% and was originally due on October 15, 1998.

     On October 15, 1998, the Company executed a one-year note payable for $320,000 refinancing the two previously executed notes. The note bears interest at 9% with interest payable monthly and outstanding principal due on October 15, 1999. The note is secured by a certificate of deposit in the name of two officers of the Company.

6.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards, depreciation differences and capitalized ss.263A costs for tax purposes.

     As of September 30, 1997 and 1998, total deferred tax assets and liabilities are as follows:

                                                   1997         1998
                                                 -------      -------
          Deferred tax assets                    $ 1,000      $10,000
          Deferred tax liabilities                (2,000)      (5,000)
                                                 -------      -------
                                                 $(1,000)     $ 5,000
                                                 =======      =======


7. Basic net income (loss) per common share

     Basic net income (loss) per common share is based on the weighted average number of shares outstanding during the years, 336,889,149 shares.

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998




8.   Lease agreements - as lessee

     The Company leases office space in Denver under a 24 month lease and office space in Logan, Utah under a 12 month lease which commenced on June 1, 1998 and June 10, 1998, respectively. The rental rates for the offices are $1,717 and $528 per month, respectively. In addition, the Company maintains month-to-month leases for manufacturing space in Littleton, CO. The monthly rental rate this lease is $575.
     Total rent expense for the years ended September 30, 1997 and 1998 amounted to $21,959 and $26,867, respectively.

     The future minimum lease payments under these obligations are as follows:

         Year ending September 30,

              1999                     $ 22,724
              2000                       13,741
                                       --------

                                       $ 36,465
                                       ========

9.   Professional service contracts

     The Company provides equipment and support services under 12 month professional service contracts. At September 30, 1998, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

     The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                                   1997        1998
                                               ----------   ----------
        Equipment under service contracts      $1,182,632   $1,442,295
        Less accumulated depreciation            (852,345)  (1,034,483)
                                              -----------   ----------

                                               $  330,287    $ 407,812
                                               ==========    =========

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 1997 and 1998



9.   Professional service contracts (continued)

     Agreement with the Town of Logan, Utah:

     On May 19, 1998, the Company entered into a one year contract with the Town of Logan, Utah (the Town), whereby the Company will issue all parking tickets for the Town and provide collection services for those parking tickets issued and all outstanding parking tickets previously issued by the Town. In conjunction with the contract the Company and the Town will each receive half of all revenues after payment of all associated costs related to the collections. The Company has paid a non-refundable guarantee of $35,000 to the Town which amount is being amortized monthly on a straight-line basis over the period of the agreement.

10.  Major customer and export sales

     The following table summarizes customers which accounted for over 10% of revenues for the years ended September 30:

       Customer                                        1997        1998
       --------                                        ----        ----
          A                                               *         11%
          B                                             11%           *
          C                                             29%           *


     * less than 10% of total revenues

     The Company's export sales for the years ended September 30, by geographic area, are as follows:

                                                     1997       1998
                                                   -------   --------
          Canada                                   $35,000   $ 94,000
          England                                   35,000     53,000
                                                   -------   --------

                                                   $70,000   $147,000
                                                   =======   ========