Form 10QSB
period 1998-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1999-02-16
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                 FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998

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

                                   N/A
          (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing requirements for the past 90 days:
Yes X    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 15, 1999 is 336,889,149 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                           Page No.

PART I.  FINANCIAL INFORMATION

Balance Sheet - September 30, 1998 and December 31, 1998
(unaudited)                                                  2 and 3

Income Statement - For the Three Months Ended December 31, 1997
and 1998 (unaudited)                                               4

Statement of Stockholders' Equity - For the Three Months Ended
December 31, 1998 (unaudited)                                      5

Statement of Cash Flows - For the Three Months Ended
December 31, 1997 and 1998 (unaudited)                             6

Notes to Unaudited Financial Statements                            7

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                              8

PART II.  OTHER INFORMATION                                        9

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 1998 and December 31, 1998
                                  (Unaudited)

                                     ASSETS

                                                    September    December
                                                    ---------    --------

Current assets:
   Cash and cash equivalents                      $   91,432   $   92,210
   Accounts receivable                               244,448      331,331
   Inventories (Note 2                               190,960      201,696
   Investment in contract, net                        23,334       14,584
   Income taxes refundable                            16,000            -
                                                  ----------   ----------
    Total current assets                             566,174      639,821

Furniture and equipment, at cost:
   Office furniture and equipment                    235,180      235,180
   Equipment under service contracts               1,442,295    1,473,218
                                                  ----------   ----------

                                                   1,677,475    1,708,398
   Less accumulated depreciation                   1,204,775    1,250,537
                                                  ----------   ----------

    Net furniture and equipment                     472,700      457,861

Other assets:
   Investment in partnership                        329,915      371,535
   Deposits and other                                28,310       28,310
   Deferred tax asset (Note 3)                        5,000        2,500
   Software licenses                                 16,882            -
   Software development costs                       356,353      364,803
                                                    736,460      767,148
   Less accumulated amortizati                      225,040      221,990
                                                 ----------  -----------

    Net other assets                                511,420      545,158
                                                 ----------   ----------

                                                 $1,550,294   $1,642,840
                                                 ==========   ==========


                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 1998 and December 31, 1998
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September    December
                                                   ---------    --------
Current liabilities:
   Accounts payable                               $   37,999  $        -
   Note payable - bank                                     -     320,000
   Note payable - related party (Note 4)                   -      55,000
   Deferred revenue                                   87,971     129,999
                                                  ----------  ----------

    Total current liabilities                        125,970     504,999

Long-term note payable - bank                        320,000           -

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000
   shares authorized, none issued                          -           -
   Common stock, $.0001 par value; 800,000,000
    shares authorized, 336,889,149 shares issued and
    outstanding                                       33,689      33,689
   Additional paid-in capital                      1,030,674   1,030,674
   Retained earnings                                  39,961      73,478
                                                  ----------  ----------

    Total stockholders' equity                     1,104,324   1,137,841
                                                  ----------  ----------

                                                  $1,550,294  $1,642,840
                                                  ==========  ==========

                            See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                                 INCOME STATEMENT

              For the Three Months Ended December 31, 1997 and 1998
                                  (Unaudited)

                                                     1997          1998
                                                 ----------   ----------
Revenues:
   Sales                                         $   83,003   $  102,564
   Service contract income                          230,228      281,410
   Parking ticket collections                         5,415       84,242
                                                 ----------    ---------

    Total revenues                                  318,646      468,216

Costs and expenses:
   Cost of sales                                     36,377       16,475
   Cost of services                                 126,226      142,807
   Cost of parking ticket collections                20,719       87,938
   General and administrative                       101,459      137,318
   Research and development                          14,325       12,046
                                                -----------   ----------
    Total costs and expenses                        299,106      396,584
                                                -----------   ----------
Income from operations                               19,540       71,632

Other income (expense);
   Interest income                                    2,075          593
   Interest expens                                       -        (6,828)
                                                -----------   ----------
    Total other income (expense)                      2,075       (6,235)
                                                -----------   ----------

Income before provision for income taxes and
   loss in equity-basis partnership                  21,615       65,397

Provision for income taxes                            7,000       23,000

Loss in equity basis partnership (net of tax
   benefit of $4,500)                                    -         8,880
                                                -----------   ----------

Net income                                      $    14,615   $   33,517
                                                ===========   ==========

Basic income per common share                   $             $        *
                                                ===========   ==========

Weighted average number of shares outstanding   336,900,000  336,900,000
                                                ===========  ===========


*  Less than $.01 per share


                            See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Three Months Ended December 31, 1998
                                  (Unaudited)

                                                                                Additional
                                                     Common stock          paid-in        Retained
                                                 Shares        Amount      capital        earnings
                                              -----------      ------   ----------       --------

Balance, September 30, 1998                   336,889,149      $ 33,689  $ 1,030,674      $ 39,961

   Net income for the three months ended
   December 31, 1998                                    -             -            -         33,517
                                              -----------      --------  -----------      --------

Balance, December 31, 1998                    336,889,149      $ 33,689  $ 1,030,674      $ 73,478
                                             ============      ========= ============     ========


                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

              For the Three Months Ended December 31, 1997 and 1998
                                   (Unaudited)

                                                     1997        1998
                                                  ---------    ---------
Cash flows from operating activities:
   Net income                                     $   14,615   $  33,517
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   59,062      68,344
      Deferred income tax expense                      1,000       2,500
      Increase in accounts receivabl                 (50,736)    (86,883)
      Decrease (increase) in inventories               4,074     (10,736)
      Loss in equity basis partnership                     -      13,380
      Decrease in accounts payable                         -     (37,999)
      Decrease in accrued expenses                    (2,286)          -
      Decrease in income taxes refundabl                   -      16,000
      Increase in income taxes payable                 6,000           -
      Increase in deferred revenue                     4,493      42,028
      Decrease in warranty reserve                      (400)          -
                                                 -----------   ---------

       Total adjustments                              21,207       6,634
                                                 -----------   ---------

        Net cash provided by operating activities     35,822      40,151

Cash flows from investing activities:
   Acquisition of furniture and equipment - net      (80,580)    (30,923)
   Increase in software development costs            (17,960)     (8,450)
   Investment in partnership                               -     (55,000)
                                                 -----------  ----------

    Net cash used in investing activities            (98,540)    (94,373)

Cash flows from financing activities:
   Proceeds from note payable - bank                 190,000           -
   Proceeds form note payable - related party              -      55,000
                                                 -----------  ----------

    Net cash provided by financing activities        190,000      55,000
                                                 -----------  ----------

Increase in cash and cash equivalents                127,282         778

Cash and cash equivalents at beginning of period     199,195      91,432
                                                 -----------  ----------

Cash and cash equivalents at end of period       $   326,477  $   92,210
                                                 ===========  ==========


                            See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               December 31, 1998



1.   Basis of presentation

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1998 and December 31, 1998, and the results of operations and cash flows for the periods ended December 31, 1997 and 1998.

2.   Inventories

     Inventories consist of the following at:

                                            September 30,  December 31,
                                                1998         1998
                                            ------------  -----------
     Finished goods                           $ 19,690     $ 10,085
     Work in process                                 -       20,170
     Purchased parts and supplies              171,270      171,441
                                              --------     --------

                                              $190,960     $201,696
                                              ========     ========

3.   Income taxes

     The provision for income taxes for the three months ended December 31, 1997 and 1998 is based on the expected tax rate for the year.

     As of September 30, 1998 and December 31, 1998, total deferred tax assets and liabilities are as follows:

                                           September 30,  December 31,
                                               1998          1998
                                           -------------  ------------
     Deferred tax assets                       $10,000      $ 2,500
     Deferred tax liabilities                   (5,000)           -
                                               -------      -------

                                               $ 5,000      $ 2,500
                                               =======      =======


4. Notes payable - related party

     On October 1, 1998, the Company executed a one-year note payable for $25,000 with an officer of the Company. The note is unsecured, bears interest at 8%, and is due on October 1, 1999.

     On December 1, 1998, the Company executed a one-year note payable for $30,000 with an officer of the Company. The note is unsecured, bears interest at 8%, and is due on December 1, 1999.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At December 31, 1998, the Company had working capital of $134,822 derived primarily from contract sales, as compared to working capital of $440,204 at September 30, 1998. The Company received an additional loan of $55,000 from a Company officer for investment in the Urban Transit Solutions partnership. In addition, the $320,000 bank loan is now classified as a short term obligation because it is due October 15, 1999. These two liabilities - notes from the officer and note from the bank are reflected in the change in working capital. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will  continue  to be used for general and
administrative  purposes,  equipment purchases,   equipment   manufacturing,
travel,  marketing  and  research  and development.

Material Changes in Results of Operations

During the quarter ended December 31, 1998, the Company generated  revenues
from contract  sales  from  its   professional   services   contracts,
sales,   and privatization  contracts.  Berkeley,  CA and Oklahoma  City,
OK each generated revenues in excess of 5% of total revenues. New clients added during the quarter include Charleston, WV, and McAllen, TX.

Revenues during the quarter were 47% higher than the prior year's quarter. Expenses increased by 33% over the prior year's quarter due to costs associated with generating additional revenue. The Company reported a profit of $33,517 for the 1998 quarter as compared to a net profit of $14,615 for the prior year's quarter.

During the fiscal year ended September 30, 1998, the Company upgraded 70% of its clients to its new year 2000 compliant software and hardware. The Company anticipates that by June 30, 1999, all client upgrades will have been completed. Costs associated with the software portion of the year 2000 upgrade have been insignificant because the Company is continually upgrading and improving its software for its clients as a normal course of business. Management estimates costs associated with completing replacement of hardware to be approximately $65,000 during fiscal year 1999.

Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995.
As with any future event, there can be no assurance that the events described in the forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities,
(iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1    Financial Data Schedule (1)

     (b) During the quarter ended December 31, 1998, the Registrant has filed no reports on Form 8-K

(1)       Filed herewith

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 1999              CLANCY SYSTEMS INTERNATIONAL, INC.
                                               (Registrant)


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