Form 10QSB
period 1999-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1999-05-17
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 15, 1999 is 336,889,149 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX


                                                                   Page No.
                                                                  --------
    PART I. FINANCIAL INFORMATION

    Balance Sheet - September 30, 1998 and March 31, 1999
    (unaudited)                                                   2 and 3

    Statement of Operations - For the Three Months Ended March
    31, 1998  and 1999 (unaudited)                                      4

    Statement of Operations - For the Six Months Ended March
    31, 1998 and 1999 (unaudited)                                       5

    Statement of Stockholders' Equity - For the Six Months
    Ended  March 31, 1999 (unaudited)                                   6

    Statement of Cash Flows - For the Six Months Ended
    March 31, 1998 and 1999 (unaudited)                                 7

    Notes to Unaudited Financial Statements                             8

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                               10

    PART II.            OTHER INFORMATION                               10

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEET

                     September 30, 1998 and March 31, 1999
                                  (Unaudited)

                                     ASSETS

                                                       September    March
                                                      ---------   --------
Current assets:
   Cash and cash equivalents                        $   91,432 $   85,301
   Accounts receivable                                 244,448    349,702
   Inventories (Note 2)                                190,960    188,346
   Investment in contract, n                            23,334      5,834
   Income taxes refundable                              16,000          -
                                                    ---------- ----------

    Total current assets                               566,174    629,183

Furniture and equipment, at cost:
   Office furniture and equipment                      235,180    235,180
   Equipment under service contracts                 1,442,295  1,520,324
                                                     ---------- ---------

                                                     1,677,475  1,755,504
   Less accumulated depreciation                     1,204,775  1,298,126
                                                     ---------- ---------

    Net furniture and equipment                        472,700    457,378

Other assets:
   Investment in partnership                           329,915    409,235
   Deposits and other                                   28,310     28,310
   Deferred tax asset (Note 3)                           5,000          -
   Software licenses                                    16,882          -
   Software development costs                          356,353    381,684
                                                    ---------- ----------

                                                       736,460    819,229
   Less accumulated amortization                       225,040    236,838
                                                    ---------- ----------

    Net other assets                                   511,420    582,391
                                                    ---------- ----------

                                                    $1,550,294 $1,668,952
                                                    ========== ==========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEET

                     September 30, 1998 and March 31, 1999
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September    March
                                                     ---------   --------
Current liabilities:
   Accounts payable                                $   37,999  $       -
   Note payable - bank                                      -    295,000
   Notes payable - related party (Note 4)                   -    120,000
   Income taxes payable                                     -      8,000
   Deferred revenue                                    87,971     90,406
                                                   ----------  ---------

    Total current liabilities                         125,970    513,406

Long-term note payable - bank                         320,000          -

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000 shares
    authorized, none issued                                 -          -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and out-
    standing                                           33,689     33,689
   Additional paid-in capital                       1,030,674  1,030,674
   Retained earnings                                   39,961     91,183

    Total stockholders' equity                      1,104,324  1,155,546
                                                   ----------  ----------

                                                   $1,550,294 $1,668,952
                                                   ========== ==========

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1999
                                  (Unaudited)

                                                        1998        1999
                                                      --------     --------
Revenues:
   Sales                                              $ 59,468     $ 44,428
   Service contract income                             278,598      293,231
   Parking ticket collections                           59,035       79,088
                                                      --------     --------

    Total revenues                                     397,101      416,747

Costs and expenses:
   Cost of sales                                        53,020       22,099
   Cost of services                                    158,556      129,952
   Cost of parking ticket collections                   28,830       73,331
   General and administrative                          140,208      114,220
   Research and development                             11,190       11,327
                                                      --------     --------

    Total costs and expenses                           391,804      350,929
                                                      --------     --------

Income from operations                                   5,297       65,818

Other income (expense):
   Interest income                                       3,197          367
   Interest expense                                     (8,507)      (8,180)
                                                     ---------     --------

   Total other income (expense)                         (5,310)      (7,813)
                                                     ---------     --------

Income (loss) before provision for income taxes            (13)      58,005

Provision for income taxes                                 831       21,500

Loss in equity basis partnership (net of tax benefit
  of $11,000)                                                -       18,800
                                                     ---------     --------

Net income (loss)                                    $    (844)    $ 17,705
                                                     ==========    ========

Basic net income (loss) per common share             $      (*)    $      *
                                                     =========     ========

Weighted average number of shares outstanding      336,900,000  336,900,000
                                                   ===========  ===========

*  Less than $.01 per share

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                For the Six Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                       1998         1999
                                                      --------    ---------
Revenues:
   Sales                                             $ 142,471    $ 146,992
   Service contract income                             508,826      574,641
   Parking ticket collections                           64,450      163,330
                                                     ---------    ---------

    Total revenues                                     715,747      884,963

Costs and expenses:
   Cost of sales                                        89,397       38,574
   Cost of services                                    284,782      272,759
   Cost of parking ticket collections                   49,549      161,269
   General and administrative                          241,667      251,538
   Research and development                             25,515       23,373
                                                     ---------    ---------

    Total costs and expenses                           690,910      747,513
                                                     ---------    ---------

Income from operations                                  24,837      137,450

Other income (expense):
   Interest income                                       5,272          960
   Interest expense                                     (8,507)     (15,008)
                                                     ---------    ---------

  Total other income (expense)                          (3,235)     (14,048)
                                                     ---------    ---------

Income before provision for income taxes                21,602      123,402

Provision for income taxes                               7,831       44,500

Loss in equity basis partnership (net of tax benefit of
  $15,500)                                                   -       27,680
                                                     ---------    ---------

Net income                                           $  13,771    $  51,222
                                                     =========    =========

Basic net income per common share                  $         *   $        *
                                                   ===========   ==========

Weighted average number of shares outstanding     336,900,000  336,900,000
                                                  ===========  ===========

*  Less than $.01 per share

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                                                 Additional
                                                       Common stock           paid-in      Retained
                                                     Shares       Amount      capital      earnings
                                                     ------       ------     ----------    --------


Balance, September 30, 1998                        336,889,149  $ 33,689     $1,030,674    $ 39,961

   Net income for the six months ended
   March 31, 1999                                           -         -              -      51,222
                                                   -----------  --------     ----------    ---------

Balance, March 31, 1999                            336,889,149  $ 33,689     $1,030,674    $ 91,183
                                                   ===========  ========     ==========    ========

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

               For the Six Months Ended March 31, 1998 and 1999
                                  (Unaudited)

                                                       1998        1999
                                                      --------    --------
Cash flows from operating activities:
   Net income                                         $ 13,771    $ 51,222
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    121,340     139,531
      Decrease in deferred tax asse                      1,000       5,000
      Increase in accounts receivable                  (52,573)   (105,254)
      Decrease in inventories                            1,155       2,614
      Loss in equity basis partnershi                        -      43,180
      Decrease in accounts payable                           -     (37,999)
      Decrease in accrued expenses                      (2,286)          -
      Decrease in income taxes refundable                    -      16,000
      Increase in income taxes payable                   6,000       8,000
      Increase in deferred revenue                      28,739       2,435
      Decrease in warranty reserve                        (400)          -
                                                      --------    --------

       Total adjustments                               102,975      73,507
                                                      --------    --------

        Net cash provided by operating activities      116,746     124,729

Cash flows from investing activities:
   Acquisition of furniture and equipment - net       (136,169)    (78,029)
   Increase in software development costs              (36,236)    (25,331)
   Investment in partnership                                 -    (122,500)
   Increase in deposits and other assets               (10,000)         -
                                                      --------    --------

      Net cash used in investing activities           (182,405)   (225,860)

Cash flows from financing activities:
   Proceeds from note payable - bank                   190,000           -
   Proceeds from note payable - related party                -     120,000
   Payments on note payable - bank                    (190,000)    (25,000)
                                                      --------    --------

    Net cash provided by financing activities               -       95,000
                                                      --------    --------

Decrease in cash and cash equivalents                  (65,659)     (6,131)

Cash and cash equivalents at beginning of year         199,195      91,432
                                                      --------    --------

Cash and cash equivalents at end of year              $133,536    $ 85,301
                                                      ========    ========

                     CLANCY SYSTEMS INTERNATIONAL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                March 31, 1999



1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1998 and March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1998 and 1999.

2. Inventories

   Inventories consist of the following at:

                                               September 30,   March 31,
                                                  1998           1999
                                                 --------       --------
   Finished goods                               $ 19,690        $ 9,417
   Work in process                                     -         18,835
   Purchased parts and supplies                  171,270        160,094
                                                --------       --------

                                                $190,960       $188,346
                                                ========       ========


3. Income taxes

   The provision for income taxes for the three months and six months ended March 31, 1998 and 1999 is based on the expected tax rate for the year.

   As of September 30, 1998 and March 31, 1999, total deferred tax assets and liabilities are as follows:

                                               September 30,   March 31,
                                                   1998           1999
                                                 --------       --------
   Deferred tax assets                          $ 10,000           $ -
   Deferred tax liabilities                       (5,000)            -
                                                --------           ---

                                                 $ 5,000           $ -
                                                  =======           ===


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

                     CLANCY SYSTEMS INTERNATIONAL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                March 31, 1999

4. Notes payable - related party (continued)

   On January 1, 1999, the Company executed a one-year note payable for $20,000 with an officer of the Company. The note is unsecured, bears interest at 9%, and is due on January 1, 2000.

   On February 1, 1999, the Company executed a one-year note payable for $20,000 with an officer of the Company. The note is unsecured, bears interest at 9%, and is due on February 1, 2000.

   On March 1, 1999, the Company executed a one-year note payable for $25,000 with an officer of the Company. The note is unsecured, bears interest at 9%, and is due on March 1, 2000.

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At March 31, 1999 the Company had working capital of $115,777 derived primarily from contract sales, as compared to working capital of $440,204 at September 30, 1998. The Company received additional loans in the amount of $65,000 from a Company Officer for investment in the Urban Transit Solutions partnership.The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

   Material Changes in Results of Operations

   During the quarter ended March 31, 1999 the Company  generated  revenues
   from  contract  sales  from  its  professional   services  contracts,
   sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues. New clients added during the quarter include Preferred Parking, Charlotte, NC; Frederick Ross Company, Denver, CO; Winchester, VA;
   and San Marcos, TX.

   Revenues for the six-month period ended March 31, 1999 were 24% higher than the same period in the prior year. Expenses for the six-month period ended March 31, 1999 were 8% higher than the same period in the prior year. The increases in both revenue and expenses were mainly attributable to the addition of new service contracts during the period. The Company reported a net profit of $17,705 for the 1999 quarter as compared to a loss of $844 for the prior year's quarter.

   During the fiscal year ended September 30, 1998, the Company upgraded 70% of its clients to its new year 2000 compliant software and hardware. The Company anticipates that by June 30, 1999, all client upgrades will have been completed. Costs associated with the software portion of the year 2000 upgrade have been insignificant because the Company is continually upgrading and improving its software for its clients as a normal course of business. Management estimates costs associated with completing replacement of hardware to approximate $65,000 during fiscal year 1999.

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




   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

   None.

   Item 6.  Exhibits and Reports on Form 8-K

     Exhibits

   27.1   Financial Data Schedule (1)

     During the quarter ended March 31, 1999, the Registrant has filed no reports on Form 8-K

   (1)      Filed herewith

                                     Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1999                 CLANCY SYSTEMS INTERNATIONAL, INC.

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