Form 10QSB
period 1999-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1999-08-16
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 13, 1999 is 336,889,149 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                                Page No.

    PART I. FINANCIAL INFORMATION

    Balance Sheet - September 30, 1998 and
       June 30, 1999 (unaudited)                                 2 and 3

    Statement of Operations - For the Three Months
        Ended June 30, 1998 and 1999 (unaudited)                    4

    Statement of Operations - For the Nine Months
        Ended June 30, 1998  and 1999 (unaudited)                   5

    Statement of Stockholders' Equity - For the Nine
        Months Ended  June 30, 1999 (unaudited)                     6

    Statement of Cash Flows - For the Nine Months Ended
        June 30, 1998 and 1999 (unaudited)                          7

    Notes to Unaudited Financial Statements                         8

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

    PART II.    OTHER INFORMATION                                  10

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                              BALANCE SHEET

                  September 30, 1998 and June 30, 1999
                               (Unaudited)

                                 ASSETS

                                                   September     June
                                                   ---------     ----
Current assets:
   Cash and cash equivalents                      $   91,432 $  200,603
   Accounts receivable                               244,448    392,166
   Inventories (Note 2)                              190,960    184,791
   Investment in contract, n                          23,334          -
   Income taxes refundable                            16,000          -
                                                  ---------- ----------

    Total current assets                             566,174    777,560

Furniture and equipment, at cost:
   Office furniture and equipment                    235,180    235,180
   Equipment under service contracts               1,442,295  1,534,084
                                                  ---------- ----------

                                                   1,677,475  1,769,264
   Less accumulated depreciation                   1,204,775  1,345,422
                                                  ---------- ----------

    Net furniture and equipment                      472,700    423,842

Other assets:
   Investment in partnership                         329,915    435,535
   Deposits and other                                 28,310     28,310
   Deferred tax asset (Note 3)                         5,000          -
   Software licenses                                  16,882          -
   Software development costs                        356,353    388,424
                                                  ---------- ----------

                                                     736,460    852,269
   Less accumulated amortization                     225,040    251,335
                                                  ---------- ----------

    Net other assets                                 511,420    600,934
                                                  ---------- ----------

                                                  $1,550,294 $1,802,336
                                                  ========== ==========

                            See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                              BALANCE SHEET

                  September 30, 1998 and June 30, 1999
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September     June
                                                   ---------     ----
Current liabilities:
   Accounts payable                               $   37,999 $        -
   Note payable - bank                                     -    295,000
   Notes payable - related party (Note 4)                  -    120,000
   Income taxes payable                                    -     33,000
   Deferred revenue                                   87,971    134,843
                                                  ----------  ---------

    Total current liabilities                        125,970    582,843

Long-term note payable - bank                        320,000          -

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000
    shares authorized, none issued                         -          -
   Common stock, $.0001 par value; 800,000,000
    shares authorized, 336,889,149 shares issued
    and outstanding                                   33,689     33,689
   Additional paid-in capital                      1,030,674  1,030,674
   Retained earnings                                  39,961    155,130
                                                  ---------- ----------

    Total stockholders' equity                     1,104,324  1,219,493
                                                  ---------- ----------

                                                  $1,550,294 $1,802,336
                                                  ========== ==========

                            See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF OPERATIONS

            For the Three Months Ended June 30, 1998 and 1999
                              (Unaudited)

                                                      1998         1999
                                                      ----         ----
Revenues:
   Sales                                         $   36,416   $   49,331
   Service contract income                          304,995      268,980
   Parking ticket collections                        64,777      216,978
                                                 ----------   ----------

    Total revenues                                  406,188      535,289

Costs and expenses:
   Cost of sales                                     12,828       38,668
   Cost of services                                 119,404      168,638
   Cost of parking ticket collections                49,189       70,041
   General and administrative                        94,720      158,309
   Research and development                          11,509       14,443
                                                 ----------   ----------

    Total costs and expenses                        287,650      450,099
                                                 ----------   ----------

Income from operations                              118,538       85,190

Other income (expense):
   Interest income                                      678          565
   Interest expense                                       -      (10,108)
                                                 ----------   ----------

   Total other income (expense)                         678       (9,543)
                                                 ----------   ----------

Income before provision for income taxes            119,216       75,647

Provision for income taxes                          (35,000)     (19,000)

Income in equity basis partnership (net of $4,200
tax provision)                                            -        7,300
                                                -----------   ----------

Net income                                         $ 84,216     $ 63,947
                                                ===========   ==========

Basic net income per common share               $         *  $         *
                                                ===========  ===========

Weighted average number of shares outstanding   336,900,000  336,900,000
                                                ===========  ===========

*  Less than $.01 per share

                            See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF OPERATIONS

            For the Nine Months Ended June 30, 1998 and 1999
                              (Unaudited)

                                                    1998         1999
                                                    ----         ----
Revenues:
   Sales                                        $   178,887   $  196,323
   Service contract income                          813,821      843,621
   Parking ticket collections                       129,227      380,308
                                                -----------   ----------

    Total revenues                                1,121,935    1,420,252

Costs and expenses:
   Cost of sales                                    102,225       77,242
   Cost of services                                 404,186      441,397
   Cost of parking ticket collections                98,738      231,310
   General and administrative                       336,387      409,847
   Research and development                          37,024       37,816
                                                -----------   ----------

    Total costs and expenses                        978,560    1,197,612
                                                -----------   ----------

Income from operations                              143,375      222,640

Other income (expense):
   Interest income                                    5,950        1,525
   Interest expense                                  (8,507)     (25,116)
                                                -----------   ----------

   Total other income (expense)                      (2,557)     (23,591)
                                                -----------   ----------

Income before provision for income taxes            140,818      199,049

Provision for income taxes                          (42,831)     (63,500)

Loss in equity basis partnership (net of tax
     benefit of $9,500)                                   -      (20,380)
                                                -----------   ----------

Net income                                      $    97,987   $  115,169
                                                ===========   ==========

Basic net income per common share               $         *  $         *
                                                ===========  ===========

Weighted average number of shares outstanding   336,900,000  336,900,000
                                                ===========  ===========

*  Less than $.01 per share



                            See accompanying ntoes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)

                                                                           Additional
                                                Common stock                paid-in      Retained
                                                   Shares       Amount      capital      earnings
                                                   ------       ------     ----------    --------

Balance, September 30, 1998                      336,889,149    $33,689    $1,030,674    $ 39,961

   Net income for the nine months ended
    June 30, 1999                                          -          -             -     115,169
                                                 -----------    -------    ----------    --------

Balance, June 30, 1999                           336,889,149    $33,689    $1,030,674    $155,130
                                                 ===========    =======    ==========    ========


                            See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                         STATEMENT OF CASH FLOWS
             For the Nine Months Ended June 30, 1998 and 1999
                              (Unaudited)

                                                    1998        1999
                                                    ----         ----
Cash flows from operating activities:
   Net income                                      $ 97,987    $115,169
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 186,631     207,158
      Decrease in deferred tax asset                  3,000       5,000
      Increase in accounts receivable               (82,563)   (147,718)
      Decrease in inventories                        22,116       6,169
      Increase in prepaid expense                   (32,084)          -
      Loss in equity basis partnership                    -      29,880
      Decrease in accounts payable                        -     (37,999)
      Decrease in accrued expenses                   (2,286)          -
      Decrease in income taxes refundable                 -      16,000
      Increase in income taxes payable               39,000      33,000
      Increase (decrease) in deferred revenue       (29,898)     46,872
      Decrease in warranty reserve                     (400)          -
                                                   --------    --------

       Total adjustments                            103,516     158,362
                                                   --------    --------

        Net cash provided by operating activities   201,503     273,531

Cash flows from investing activities:
   Acquisition of furniture and equipment - net    (185,466)    (91,789)
   Increase in software development costs           (48,474)    (32,071)
   Investment in partnership                              -    (135,500)
   Increase in deposits and other assets            (76,475)          -
                                                   --------    --------

      Net cash used in investing activities        (310,415)   (259,360)

Cash flows from financing activities:
   Proceeds from note payable - bank                100,000           -
   Proceeds from notes payable - related party            -     120,000
   Payments on note payable - bank                        -     (25,000)
                                                   --------    --------

    Net cash provided by financing activities       100,000      95,000
                                                   --------    --------

Increase (decrease) in cash and cash equivalents     (8,912)    109,171

Cash and cash equivalents at beginning of period    199,195      91,432
                                                   --------    --------

Cash and cash equivalents at end of period         $190,283    $200,603
                                                   ========    ========


                            See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              June 30, 1999


1. Basis of presentation

   The  accompanying  financial  statements  have been  prepared by the
   Company,   without  audit.  In the opinion of  management,  the
   accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1998 and June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1998 and 1999.

2. Inventories

   Inventories consist of the following at:

                                               September 30,    June 30,
                                                   1998           1999
                                                   ----           ----
   Finished goods                                $ 19,690        $ 9,240
   Work in process                                      -         46,198
   Purchased parts and supplies                   171,270        129,353
                                                 --------        -------

                                                 $190,960       $184,791
                                                 ========       ========

3. Income taxes

   The provision for income taxes for the three months and nine months ended June 30, 1998 and 1999 is based on the expected tax rate for the year.

   As of September 30, 1998 and June 30, 1999, total deferred tax assets and liabilities are as follows:

                                               September 30,    June 30,
                                                   1998           1999
                                                   ----           ----
   Deferred tax assets                            $10,000       $      -
   Deferred tax liabilities                        (5,000)             -
                                                  -------       --------

                                                  $ 5,000       $      -
                                                  =======       ========


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

                              June 30, 1999


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

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At June 30, 1999 the Company had working capital of $194,717 derived primarily from contract sales, as compared to working capital of $440,204 at September 30, 1998. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

   Material Changes in Results of Operations

   During the quarter  ended June 30, 1999 the Company  generated  revenues
   from  contract  sales  from  its  professional   services  contracts,
   sales,  and   privatization  contracts.  Berkeley,  CA and Oklahoma City,
   OK each generated revenues in excess of 5% of total revenues. New clients added during the quarter include Longview, WA; Allright, Buffalo, NY and Allright, Rochester, NY.

   Revenues for the nine-month period ended June 30, 1999 were 27% higher than the same period in the prior year. Expenses for the nine-month period ended June 30, 1999 were 22% higher than the same period in the prior year. The increases in both revenue and expenses were mainly attributable to the addition of new service contracts during the period. The Company reported a net profit of $115,169 for the nine-month period ended June 30, 1999 as compared to a profit of $97,987 for the same period in the prior year.

   During the fiscal year ended September 30, 1998, the Company upgraded substantially all of its clients to its new year 2000 compliant software and hardware. Costs associated with the software portion of the year 2000 upgrade have been insignificant because the Company is continually upgrading and improving its software for its clients as a normal course of business. Management estimates costs associated with completing replacement of hardware to approximate $65,000 during fiscal year 1999.

   Robert Brodbeck resigned his positions as Director and Chairman of the Board of the Company effective June 25, 1999.

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

   None.

   Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

   27.1   Financial Data Schedule (1)

   (b) During the quarter ended June 30, 1999, the Registrant has filed no reports on Form 8-K

   (1)    Filed herewith

                                     Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999                CLANCY SYSTEMS INTERNATIONAL, INC.

                                      (Registrant)

                                      By: /s/ Stanley J. Wolfson
                                          Stanley J. Wolfson, President
                                          and Chief Executive Officer