Form 10KSB
period 1999-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 1999-12-29
CIK 789318

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-KSB

            X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended:  September 30, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,863,738 The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 28, 1999 was approximately $1,955,716.

Class                        Outstanding at December 28, 1999

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

     The Company has installed numerous parking enforcement systems for various clients, towns and universities. The Company also has installed numerous systems through joint venture relationships. See Phoenix Group Systems", City of Inglewood and "Urban Transit Solutions" below. To augment the enforcement element of the system, the Company markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

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

      (b)     Business of the Issuer.

      (b),(1),(2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily

                                 -1
readable liquid crystal display, phosphorescent keypad for illuminated night use and a large memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs only three and one-half pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly, or data transfer to a user's mainframe computer. There are currently approximately 1500 ticket-writing units in operation.

     The Company's system also includes a complete back office processing and filing system. The Company provides computers, printers and software to enable the user to do state Department of Motor Vehicle lookups, maintain citation information storage and recall, generate delinquent notices and have immediate access to files of all tickets previously written. In addition, the Company's system maintains a current, readily accessible list of vehicles with multiple outstanding citations, stolen vehicles, or vehicles otherwise wanted by local law enforcement officials. The system also generates reports of citations by number and officer, revenues collected, names of scofflaws, officer productivity and other reports as deemed necessary or valuable to the agency.

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

   The Company currently has systems installed in municipalities and universities representing approximately 8,000,000 tickets issued per year.

The Denver Boot

     The Denver Boot is a metal clamp which is fastened around a wheel which effectively prevents a vehicle from being moved. The

Denver Boot is removed by unlocking a padlock. The Company acquired all rights to the product in a transaction with Grace Berg in June of 1994. The Company has paid Mrs. Berg a royalty on all sales for a
period extending to June 1999.   The Denver Boot is used by a number
of law enforcement agencies on vehicles with multiple offenses. The Denver Boot can be integrated into the Company's parking control and enforcement system or may be sold separately.

Fleet Control

     During 1987 the Company developed a vehicle inventory control system for The Hertz Corporation referred to as Fleet Control. Fleet Control system tracks the transfer of rental cars between locations and is designed to enhance the security and control of inventory during such movements.

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

     (b)(3)  Status of Publicly-Announced New Product or Services.

     The Company has become a 60% equity owner in a partnership with Urban Transit Solutions, San Juan, Puerto Rico. UTS offers parking system privatization to cities in Puerto Rico. At September 30, 1999, UTS had contracts in Mayaguez, Puerto Rico; Caugas, Puerto Rico; and Humacao, Puerto Rico. The Mayaguez project included the installation of 600 parking meters. Meter revenue collection began in August, 1998. For Cauguas, parking lots will be monitored and meters will be installed. Revenue collection in Cauguas is expected began December 1998.

     (b)(4) Competition. The Registrant is aware of several other companies that currently offer an automated ticket writing system:
Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2, and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, its excellent program for customer support and because of the various enforcement products which it offers to complement its system.

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

     The Company has introduced a new line of printers which are manufactured in "hot" colors of clear plastic in the colors berry, watermelon, lime, mango, grape and clear. Another new item is the short range RF printer which is a cordless model with RF interface to handheld terminals. The Company is completing development of a printer board which has all component operations on a single chip. This technology will enable the printer CPU to be reduced to a very small format board with printer operation tasks controlled by software rather than hardware.

     New software products introduced by the Company during 1999, which complement the parking citation issuance programs, include: digital photos of on-street violations included in the ticket issuance databases, which document evidence of the violation for notices, hearings and appeals; a virtual permit system which is a fully operations permit issuance, payment and tracking system which reduces paperwork, decal distribution and employee time to administer a parking permit program; a daily permit one use parking permit program for short duration parking validation; an employee badge ID system which can be used by parking systems, rental car systems, and other industries; a management alert system which is an automated data analysis program which emails information and alerts directly to management to reveal such information as permit violations, ticket issuance productivity numbers, revenue numbers and other strategic and timely information.

    (b)(6) Significant Customers. Presently, the Registrant has 104 customers. The Registrant in general is greatly dependent on these customers, but the Registrant is particularly dependent on its contracts with Oklahoma City, Oklahoma; the City of Berkeley, California; the City of Yonkers, the Phoenix Group; and the City of Inglewood which together represented approximately 22% of the Company's total revenues for the year ended September 30, 1999. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Oklahoma City, Oklahoma. The Company has provided a fully implemented automated parking ticket writing, processing and enforcement system to Oklahoma City, Oklahoma, its first parking enforcement system, since June 1986. Under the current contract the Company receives a monthly fee for leasing equipment and providing supplies and support. The contract may be terminated by either party upon 15 days written notice and may be extended for two additional 12-month terms upon mutual agreement of the parties on terms to be negotiated. The current contract with the City of Oklahoma expires June 30, 2000. Under the contract, the Company has agreed to indemnify the City of Oklahoma, its officers, agents and employees against any claims resulting from acts or omissions of the Company or its officers, employees, representatives or agents. During the 1999 fiscal year, the revenues from the Oklahoma City system represented approximately 4.4% of the Company's total revenues.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through January 31, 2000. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During the 1999 fiscal year, the revenues from the City of Berkeley system represented approximately 5.2% of the Company's total revenues.

     Yonkers, NY. On July 1, 1995, the Company entered into a contract with Yonkers, NY to provide a parking ticket issuance system for its Parking Violations Bureau and its Yonkers Parking Authority. The Company provides hardware, custom software, maintenance, support and supplies. The Company receives a fee for each citation form purchased. During the 1999 fiscal year, revenues from the City of Yonkers system represented approximately 4.8% of the Company's total revenues.

     Inglewood, CA. In a joint venture agreement with the City of Inglewood, CA, Department of MIS, Clancy has agreed to sell hand-held ticket issuance equipment, ticket forms and envelopes to the City of Inglewood and clients that the City services for ticket processing. In addition, Clancy has packaged its ticket issuance system for the City of Dallas, TX with a back office processing system for Dallas operated by the City of Inglewood. Billing for the program is done through the City of Inglewood. In the year ended September 30, 1999, sales to the City of Inglewood (including the Dallas contract) represented 5.7% of the Company's total revenues.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group, although Clancy services the clients directly. In the year ended September 30, 1999, sales to Phoenix Group represented 6.7% of the Company's total revenues.

     Privatization Contracts. In a contract for privatization, the Company provided a full facilities management operation for the Village of Maywood through September, 1999. The Village has resumed ticket issuance responsibilities and has engaged the Company to provide noticing, payment processing and collection operations for the Village for an indefinite period of time. The Village has made an offer to purchase the backlog ticket receivables from the Company for $150,000. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT. The Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The contract provides for a $35,000 annual revenue guarantee to the city. After all expenses, including the $35,000 guarantee, the city and the Company split additional profit on a 50/50 basis.

     Urban Transit Solutions, Puerto Rico. The Company has acquired 60% ownership in the partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 1999, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao and Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and will be responsible for collection of parking meter revenues. In Cauguas, UTS leases a parking facility from the City and collects the parking revenues from the lot. In Humacao, UTS will install meters and collect revenues from the meters. UTS anticipates additional contracts in Puerto Rican cities for meter installation and collections. UTS has not been profitable and the Cauguas lot program has been operating at a loss. Their marketing approach has been to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations.

     (b)(7)  Patents and Licenses.  The Company obtained a patent
      (#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

     (b)(8)    Need for Governmental Approval.  None.

     (b)(9)    Effect of Governmental Regulations.  None.

     (b)(10) Research and Development. In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company has redesigned the printer so that it weighs only two and three quarters pounds. New battery technology has also allowed the Company to reduce the weight in the printers.

    During fiscal 1997, Clancy began production of a new printer that utilizes a thermal line printer. This printer has been designed to print special fonts including the new PDF 417 bar code symbology.
The printer is utilized as a stand alone device, but has been designed to accept a module which incorporates a handheld terminal, mag stripe reader, PCMCIA card and can accept wands, bar codes and other peripheral devices. Estimated completion time for the module has been extended to September 2000. Other features include graphic display, back-lit keypad, phosphorescent keypad and expandable memory. The Company believes that a tremendous market exists for this product which may increase future revenues. The ability to print PDF 417 bar codes will be a significant marketing advantage; however, there can be no assurance that the Company's marketing efforts will be successful.

     The Company has continually been modifying its printer products. During the 1999 fiscal year the Company made significant modifications to its 3 inch model by introducing bright colors and a
short range RF model.   The Company is currently completing
development of a single chip printer control board which will alleviate most components, reduce weight, allow for a smaller format model and have functions software controlled rather than component controlled.

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

     The Company spent $48,127 and $52,185 on research and development activities for the fiscal years ended September 30, 1998 and 1999, respectively. None of the cost of such activities was borne directly by the customers.

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

     (b)(12) Employees. The Company currently has thirteen employees in Company operations and 6 employees in privatization projects, all of who are employed on a full time basis.

Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $1,718 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2000.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $600 per month pursuant to a lease agreement that expires August 1, 2000.

     The Company leases an office in Logan, Utah which is approximately 700 square fee from an unaffiliated party. Rental payments are $528 per month plus utilities pursuant to a lease agreement which expires June 10, 2000.

     The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

     On November 19, 1999 a complaint was filed in Denver District Court (Colorado) by Lorraine E. Salazar, Francis Salazar, Philip B. Davis and Barry Fey against the Company, Stanley J. Wolfson, Lizabeth
M. Wolfson and Mark G. Lawrence. The complaint alleges intentional misrepresentations, concealment of facts, breach of implied duty of good faith and breach of fiduciary duty by the defendents as officers and directors of the Company. The plaintiffs seek relief in the form of damages to be proven at trial, relinquishment of positions as directors, and that the directors' stock be placed in trust. The Company and the officers and directors believe the claims are without merit and have responded to the complaint accordingly.

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


                             High bid   Low bid
10/1/97 - 12/31/97           .005        .005
1/1/98 - 3/31/98             .003        .003
4/1/98 - 6/30/98             .003        .002
7/1/98 - 9/30/98             .003        .003
10/1/98 - 12/31/98           .005        .005
1/1/99 - 3/31/99             .05         .015
4/1/99 - 6/30/99             .033        .015
7/1/99 - 9/30/99             .023        .015


     On December 28, 1999 the reported bid and asked prices for the Registrant's Common Stock were $.011 and $.015, respectively.

     (a)(2)  Not applicable.

     (b) The approximate number of record holders of the Registrant's Common Stock on December 28, 1999 was 602.

     (c)(1) The Registrant has paid no dividends with respect to its Common Stock.

     (c)(2) There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

     From fiscal 1998 to fiscal 1999 revenues increased by approximately 29%. This is primarily due a larger customer base and
new contracts.   The Company's parking enforcement systems research
and developement costs increased from $48,127 to $52,185, or 8% from fiscal 1998 to fiscal 1999. General and Administrative costs increased by 30% from 1998 to fiscal 1999. The increase in General and Administrative costs is related to salary expenses with the privatization projects, increased legal fees, expenses associated with the year 2000 client upgrades and increased travel costs. The Company reported a loss of $28,028 for fiscal 1998 as compared to a profit of $163,836 for fiscal 1999.

     From fiscal 1997 to fiscal 1998 revenues declined approximately 18%. This is due primarily to start-up costs with privatization projects and start-up costs with projects for Urban Transit Solutions. The Company's parking enforcement research and development costs decreased from $60,591 to $48,127, or 21%, from fiscal 1997 to 1998. General and administrative costs increased by 3% from fiscal 1997 to fiscal 1998. The Company reported a loss of $28,028 for fiscal 1998 as compared to a profit of $35,068 for fiscal 1997. This loss reflects start-up costs, financing charges, and additional general and administrative expenses for the two privatization contracts and Urban Transit Solutions as well as expenses for hardware replacement for clients for year 2000 system upgrades.

    Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended September 30, 1998 and 1999, the contract with Oklahoma City accounted for 6% and 4.4%, respectively, of the Company's total revenue. See Part I, Item 1
(b)(6).

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 1998 and 1999, the contract with the City of Berkeley accounted for 7% and 5.2% of the Company's total revenue.

    During the fiscal years ended September 30, 1998 and 1999, the Company had in place a total of approximately 104 and 108 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     At September 30, 1999, the Company had working capital of $524,881 as compared to $440,204 at September 30, 1998. The
Company's current ratio decreased from 4.49 to 1 to 3.21 to 1 from September 30, 1998 to September 30, 1999.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2000.

    The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loans to its primary bank and a private lender will be paid back by Company revenue and UTS revenue payments to the Company.

     The Company has continually been modifying its printer models and has marketed its printers as a stand-alone product to delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year, the Company developed a new printer utilizing thermal line print technology. The Company also made significant upgrades to its standard printer. The Company believes there exists a tremendous market for the new printer as it is able to print a new bar code symbology (PDF 417) which is expected to become an industry standard in the next few years. This product may increase future revenues; however, there can be no assurance that the Company's marketing efforts will be successful. Upgrades to this model printer include new packaging in high tech colors and a short range RF (radio frequency) model.

Year 2000 Compliance

     During the fiscal year ended September 30, 1997, the Company completed a total revision of its ticket system (and other systems) software which includes total operations in a Windows environment and complete capability for the handling of the year 2000 date issue.
All new clients installed beginning January 1, 1997 are operating on the new system and pre-existing clients were converted to the new system. As of November, 1999, all clients are fully operational on the year 2000 compliant system. In addition to the software, computer equipment has been upgraded for existing clients as well. The equipment requirement for the Windows system requires faster computing capability with more memory along with the need for new bios that handles year 2000 dating on the computer itself.

      During fiscal year ended September 30, 1999, the Company upgraded the remainder of its clients to its new year 2000 compliant software and hardware. Costs associated with the software portion of the year 2000 upgrade have been insignificant because the Company is continually upgrading and improving its software for its clients as a normal course of business. The hardware replacement represented approximately $70,000 in costs during fiscal 1999. The Company anticipates very little expense related to year 2000 issues in the next fiscal year.

     The Company has experienced a large number of inquiries about its system related to the total program, special features and year 2000 compliance and anticipates growth in this area in the next fiscal year. In addition, the Company has had a significant growth in interest in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. The Company experience a pattern of growth with this product and antipates future sales to increase significantly. Management believes exposure via the Internet has been favorable for this product.

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

Chat Room Disclaimer

     This new forum of exposure to publicly traded companies presents a venue for the public to inquire about companies from other individuals as well as post opinions.

    The Company has no way to regulate postings nor monitor information disclosed on thse boards.

     Management can only provide information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and has been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.

Item 7.    Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 1998 and September 30, 1999

     Statement of Operations - Years ended September 30, 1998
                        and 1999

     Statements of Stockholders' Equity - Years ended September
                        30, 1998 and 1999

     Statements of Cash Flows - Years ended September 30, 1998
                        and 1999

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive
Officers.

                              Position                      Dates of
Name                    held with Registrant       Age      service

Stanley J. Wolfson    President, Chief Executive    56        1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       54        1987
                      Chief Financial and Chief
                      Accounting Officer and Director

Mark G. Lawrence      Director                      50        1986


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

     Lizabeth M. Wolfson, Secretary-Treasurer and Chief Financial and Chief Accounting Officer of the Company since February 1987. Mrs. Wolfson attended the University of Colorado at Boulder and the University of Colorado at Denver. Mrs. Wolfson had been secretary and treasurer of Clancy from 1986 and a director since June 1999. Since 1978, Mrs. Wolfson has served as secretary of Stan Wolfson and
Associates, Inc.   She is the wife of Stanley J. Wolfson, President,
Chief Executive Officer and a director of the Company.

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

     (d)  Involvement in Certain Legal Proceedings.

     On November 19, 1999 a complaint was filed in Denver District Court (Colorado) by Lorraine E. Salazar, Francis Salazar, Philip B. Davis and Barry Fey against the Company, Stanley J. Wolfson, Lizabeth
M. Wolfson and Mark G. Lawrence. The complaint alleges intentional misrepresentations, concealment of facts, breach of implied duty of good faith and breach of fiduciary duty by the defendents as officers and directors of the Company. The plaintiffs seek relief in the form of damages to be proven at trial, relinquishment of positions as directors, and that the directors' stock be placed in trust. The Company and the officers and directors believe the claims are without merit and have responded to the complaint accordingly.

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.	Executive Compensation.

     (a) General. For the fiscal year ended September 30, 1999 the Company paid a ten percent sales commission totaling $3,034 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $50,400 for the most recent fiscal year ended.

     (b)  Summary Compensation Table.

        (a)                   (b)	     (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            1999       $50,400       $3,034
President and Chief           1998        50,400        2,276
Executive Officer             1997        49,400        5,665

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 28, 1999 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson                  113,998,464 (1)         33.8%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Mark G. Lawrence                      3,100,000               .9%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck                   89,209,608             26.5%

All officers and directors          206,508,072 (1)         61.2%
as a group (three persons) and
beneficial owners
__________

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

     Stanley Wolfson and Lizabeth Wolfson have guaranteed the Company's loan with Mountain States Bank personally, and have pledged personal collateral in the form of certificate of deposit to secure a portion of the loan. Lizabeth Wolfson has lent the Company $120,000 pursuant to 5 notes payable. The notes bear interest at 8% and 9% annually and mature through February 29, 2000 and may be extended.


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

     3.3       Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions

     10.6 Indemnification Agreements between the Registrant and Robert M. Brodbeck, Stanley J. Wolfson and
               Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12     Indemnity Agreements between Registrant and
               Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
               Lawrence and Lizabeth M. Wolfson (3)

___________
(1) Incorporated by reference from exhibit 2.1 filed with the Registrant's current report on Form 8-K dated February 26,
     1987.

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


Date:  December 28, 1999

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 28, 1999             /s/ Stanley J. Wolfson
                                   Stanley J. Wolfson, President,
                                   Chief Executive Officer and a
                                   Director

Date:  December 28, 1999             /s/ Lizabeth M. Wolfson
                                   Lizabeth M. Wolfson, Secretary-
                                   Treasurer and Chief Financial
                                   and Chief Accounting Officer

Date:  December 28, 1999             /s/ Mark G. Lawrence
                                   Mark G. Lawrence, Director

                 CLANCY SYSTEMS INTERNATIONAL, INC.

                       FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND 1999

                               WITH
      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   Board of Directors and Shareholders
   Clancy Systems International, Inc.


   We have audited the balance sheet of Clancy Systems International, Inc. as of September 30, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended.
These financial  statements  are  the   responsibility  of  the  Company's
management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly,
in  all   material   respects,   the   financial   position  of  Clancy
Systems International, Inc. at September 30, 1998 and 1999, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.




   Denver, Colorado
   December 9, 1999                        CAUSEY DEMGEN & MOORE INC.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                           September 30, 1998 and 1999

                                     ASSETS
                                                        1998        1999
                                                        ----        ----
Current assets:
   Cash, including interest bearing accounts
    of $58,308 (1998) and $60,605 (1999)          $    91,432   $315,579
   Accounts receivable                                244,448    277,155
   Inventories (Note 2)                               190,960    160,582
   Investment in contract, net (Note 9)                23,334          -
   Prepaid expenses                                         -      9,167
   Income taxes refundable                             16,000          -
                                                   ----------  ---------

    Total current assets                              566,174    762,483

Furniture and equipment, at cost:
   Office furniture and equipment                     235,180    153,085
   Equipment under service contracts (Note 9)       1,442,295  1,167,393
                                                   ----------  ---------
                                                    1,677,475  1,320,478
   Less accumulated depreciation                    1,204,775    926,987
                                                   ----------  ---------
    Net furniture and equipment                       472,700    393,491

Other assets:
   Investment in partnership (Note 4)                 329,915    435,535
   Deposits and other                                  17,058     17,058
   Deferred tax asset (Note 6)                          5,000          -
   Software development costs, net of accumulated
      amortization of $196,951 (1998) and $185,615
      (1999)                                          159,447     143,195
                                                   ----------   ---------

    Total other assets                                511,420     595,788
                                                   ----------   ---------

                                                   $1,550,294  $1,751,762
                                                   ==========  ==========

                             See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                           September 30, 1998 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1998         1999
                                                        ----         ----
Current liabilities:
   Notes payable - shareholder (Note 5)             $       -  $   120,000
   Accounts payable                                    37,999       12,537
   Income taxes payable                                     -        7,300
   Deferred revenue                                    87,971       97,765
                                                    ---------    ----------

    Total current liabilities                         125,970      237,602

Long-term note payable - bank (Note 5)                320,000      240,000

Deferred tax liability (Note 6)                             -        6,000

Commitments (Notes 8 and 9)

Stockholders' equity:
   Preferred stock, $.0001 par value; 100,000,000
    shares authorized, none issued                          -            -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and
    outstanding                                        33,689       33,689
   Additional paid-in capital                       1,030,674    1,030,674
   Retained earnings                                   39,961      203,797
                                                   ----------     --------

    Total stockholders' equity                      1,104,324    1,268,160
                                                   ----------    ---------
                                                   $1,550,294   $1,751,762
                                                   ==========   ==========


                             See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                 For the Years Ended September 30, 1998 and 1999


                                                       1998         1999
                                                       ----         ----
Revenues:
   Sales                                          $  238,020   $  267,391
   Service contract income (Notes 9 and 10)        1,062,760    1,148,023
   Parking ticket collections (Notes 9 and 10)       147,030      448,324
                                                  ----------    ---------

    Total revenues                                 1,447,810    1,863,738

Costs and expenses:
   Cost of sales                                     148,819      121,126
   Cost of services (Note 3)                         599,021      547,387
   Cost of parking ticket collections (Note 9)       214,492      244,476
   General and administrative                        440,884      572,363
   Research and development                           48,127       52,185
                                                  ----------    ---------
    Total costs and expenses                       1,451,343    1,537,537
                                                  ----------    ---------

Income (loss) from operations                         (3,533)     326,201

Other income (expense):
   Loss on disposal of assets                              -      (38,370)
   Interest income                                     5,411        2,328
   Interest expense (Note 5)                         (14,520)     (34,143)
                                                  ----------    ---------

   Total other income (expense)                       (9,109)     (70,185)
                                                   ----------    ---------

Income (loss) before provision for income taxes
   and loss in equity-basis partnership              (12,642)     256,016

Provision for income taxes (Note 6):
   Current expense                                       801       51,300
   Deferred expense (benefit)                         (6,000)      20,840
                                                   ----------   ---------

    Total income tax expense (benefit)                (5,199)      72,140

Loss in equity-basis partnership (net of tax
   benefit of $14,000, 1998 and $9,840, 1999)
   (Note 4)                                          (20,585)     (20,040)
                                                  ----------    ---------
Net income (loss)                                 $  (28,028)  $  163,836
                                                  ==========   ==========

Basic net income (loss) per common
  share (Note 7)                                  $        *   $        *
                                                  ==========   ==========

*  Less than $.01 per share


                             See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Years Ended September 30, 1998 and 1999


                                                                 Additional
                                          Common stock             paid-in      Retained
                                       Shares      Amount          capital      earnings
                                       ------      ------        ----------     --------

Balance, September 30, 1997        336,889,149    $33,689        $1,030,674     $ 67,989

  Net loss for the year ended
    September 30, 1998                       -          -                 -      (28,028)
                                   -----------    -------        ----------     --------

Balance, September 30, 1998        336,889,149     33,689         1,030,674       39,961

   Net income for the year ended
    September 30, 1999                       -         -                  -      163,836
                                   -----------     ------        ----------     --------

Balance, September 30, 1999        336,889,149    $33,689        $1,030,674     $203,797
                                   ===========    =======        ==========     ========

                             See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                 For the Years Ended September 30, 1998 and 1999


                                                        1998         1999
                                                        ----         ----
Cash flows from operating activities:
   Net income (loss)                                 $(28,028)    $163,836
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Loss on disposal of assets                            -       38,370
      Depreciation and amortization                   279,334      230,192
      Deferred income tax expense (benefit)            (6,000)      11,000
      Loss in equity basis partnership                 34,585       29,880
      Increase in accounts receivable                 (47,802)      (9,373)
      Decrease in inventories                          19,648       30,378
      Decrease (increase) in income taxes refundable  (14,030)      16,000
      Increase in prepaid expenses                          -       (9,167)
      Increase (decrease) in accounts payable          37,999      (25,462)
      Decrease in accrued expenses                     (2,686)           -
      Increase in income taxes payable                      -        7,300
      Increase in deferred revenue                     35,945        9,794
                                                     --------      -------

       Total adjustments                              336,993      328,912
                                                     --------      -------
        Net cash provided by operating activities     308,965      492,748

Cash flows from investing activities:
   Acquisition of furniture and equipment - net (266,163) (130,823) Increase in software licenses and software
   development costs                                  (69,590)     (42,278)
   Investment in partnership                         (364,500)    (135,500)
   Investment in contract                             (35,000)           -
   Increase in deposits and other assets               (1,475)           -
                                                     --------      -------
      Net cash used in investing activities          (736,728)    (308,601)

Cash flows from financing activities:
   Proceeds from notes payable - shareholder                -      120,000
   Proceeds from note payable - bank                  320,000            -
   Payments on note payable - bank                          -      (80,000)
                                                     --------      -------
    Net cash provided by financing activities         320,000       40,000
                                                     --------      -------

Increase (decrease) in cash and cash equivalents     (107,763)     224,147

Cash and cash equivalents at beginning of year        199,195       91,432
                                                     --------      -------
Cash and cash equivalents at end of year             $ 91,432     $315,579
                                                     ========     ========

                         (Continued on following page)
                            See accompanying notes.

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                 For the Years Ended September 30, 1998 and 1999

                        (Continued from preceding page)


Supplemental disclosure of cash flow information:
                                                        1998         1999
                                                        ----         ----
Cash paid during the year for interest               $ 14,520     $ 34,143
                                                     ========     ========

Cash paid during the year for income taxes           $      -     $ 28,000
                                                     ========     ========

Depreciation and amortization expense is allocated as follows:

   Cost of services                                  $267,668     $206,858
   Cost of parking ticket collections                  11,666       23,334
                                                     --------      -------

                                                     $279,334      230,192
                                                     ========     ========

                             See accompanying notes.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


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

   Accounts receivable:

   No provision for doubtful accounts was deemed necessary at September 30, 1998 or 1999.

   Inventories:

   Inventories are carried at the lower of cost (first-in, first-out) or
market.  Inventory  costs  include  materials,   labor  and  manufacturing
overhead.   Inventories  consist primarily of computer and printer parts and supplies and  are subject to technical obsolescence.

   Computer software:

   Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 1998 and 1999 amounted to $57,534 and $58,484, respectively.

   Furniture and equipment:

   Furniture and equipment are stated at cost.

   Depreciation is provided by the Company on the straight line and accelerated methods over the assets' estimated useful lives of five years. Property and equipment consists primarily of computers and printers which are subject to technical obsolescence.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


1. Organization and summary of significant accounting policies (continued)

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

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising expense was $11,738 and $6,261 for the years ended September 30, 1998 and 1999, respectively.

   Income taxes:

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized Section 263A costs.

   Cash equivalents:

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


1. Organization and summary of significant accounting policies (continued)

   Fair value of financial instruments:

   All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value. For cash, cash equivalents and notes payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At September 30, 1999 and at various times during the year, the balance at one of the financial institutions exceeded FDIC limits.

   The Company provides credit, in the normal course of business, to customers throughout the United States, Canada and England. The Company performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

   Reclassifications:

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 financial statement presentation.

2. Inventories

   Inventories consist of the following at September 30:

                                                  1998         1999
                                                  ----         ----
   Finished goods                              $ 19,690     $  7,160
   Work in process                                    -        1,052
   Purchased parts and supplies                 171,270      152,370
                                               --------     --------

                                               $190,960     $160,582
                                               ========     ========


3. Related party transactions

   The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended September 30, 1998 and 1999, commissions of $2,276 and $3,034 have been paid under this agreement, respectively.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


4. Investment in partnership

   On January 31, 1998,  the Company  entered into a partnership  agreement
(the   Partnership)   with  Urban  Transit  Solutions  of  Puerto  Rico
(UTS).The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services. As provided in the partnership agreement, the Company has contributed $500,000 in exchange for a 60% ownership in the Partnership and will share in the net income and losses of the partnership
based on their  percentage of ownership.   Pursuant  to  the  partnership
agreement,   substantially all management  authority  is  retained  by UTS, and consequently, the Company accounts for their investment in the Partnership using the equity method.

   The Company's investment in the net assets of the Partnership accounted for under the equity method amounted to $329,915 and $435,535 at September 30, 1998 and 1999, respectively. The condensed results of the operations and financial position of the Partnership are summarized below:


Condensed statement of operations   For the period from
                                      January 31, 1998
                                         through          For the year ended
                                    September 30, 1998    September 30, 1999
                                    ------------------    ------------------

   Total revenues                       $ 21,813            $ 261,756
   Total costs and expenses              (79,455)            (310,572)
                                        --------             --------

   Net loss                             $(57,642)           $ (48,816)
                                        ========            =========

Condensed balance sheet              September 30,         September 30,
                                         1998                  1999
                                     -------------         -----------

   Current assets                        $    672            $  37,952
   Non-current assets                     394,638              442, 032
   Current liabilitiies                   (40,519)             (27,113)
   Long-term liabilities                  (26,983)             (44,529)
                                          --------             --------

   Partnership capital                   $327,808              408,342
                                         ========              =======

   As of September 30, 1999 the Company and UTS were in the process of renegotiating the terms of the partnership agreement.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


5. Notes payable

   Notes payable - bank:

   On October 15, 1998, the Company executed a one-year note payable for $320,000 refinancing the two previously executed notes. The note bears interest at 9% with interest payable monthly and outstanding principal due on October 15, 1999. In October 1999, the bank extended the due date to October 15, 2000. The note is secured by a certificate of deposit in the name of two officers of the Company.

  Notes payable - shareholder:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through February 29, 2000. Interest in the amount of $6,953 was paid to the shareholder during the year ended September 30, 1999.

6. Income taxes

   The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                    1998         1999
     Deferred tax assets:
       Loss on equity investment                 $ 14,000     $ 21,000
       Section 263A Capitalization                 37,000       34,000
       Other                                            -        5,000
                                                 --------     --------

                                                   51,000       60,000

     Deferred tax liabilities:
       Depreciation and amortization              (46,000)     (66,000)
                                                  --------     --------

      Net non-current deferred taxes             $  5,000     $ (6,000)
                                                  ========     ========


   There was no valuation allowance recorded in 1998 because it was more likely than not that all deferred taxes would be realized. During 1999 the Company utilized all capital loss carryforwards available.

7. Basic net income (loss) per common share

   Basic net income (loss) per common share is based on the weighted average number of shares outstanding during the years of 336,889,149 shares.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


8. Lease agreements - as lessee

   The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2000 and is party to various other short term leases for office and warehouse space. Total rent expense for the years ended September 30, 1998 and 1999 amounted to $26,867 and $34,687, respectively.

   The future minimum lease payments under these obligations are as follows:

      Year ending September 30, 2000             $ 13,741


9. Professional service contracts

   The  Company   provides   equipment  and  support  services  under  12
month professional service contracts. At September 30, 1999, all of the contracts contained cancellation provisions requiring notice of 30 days in writing.

   The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                                   1998         1999
                                                   ----         ----

     Equipment under service contracts         $1,442,295   $1,167,393
     Less accumulated depreciation             (1,034,483)    (804,241)
                                               ----------   ----------

                                               $  407,812   $  363,152
                                               ==========   ==========


   Parking citation collection services:

   The Company has formed agreements with the towns of Logan, Utah for the period of June 1998 through May 1999, and Maywood, Illinois for the period of May 1997 through September 1999, for the purpose of providing parking citation issuance, ticket processing, meter collections and maintenance, and ticket collections. In conjunction with the contracts, the Company and the Towns each receive half of all revenues after payment of all associated costs related to the collections. In May 1998, the Company paid a non-refundable guarantee of $35,000 to Logan which was amortized monthly on a straight-line basis over the period of the agreement.

   The terms of the agreements can be extended or discontinued with 30 days written notice. At September 30, 1999, both agreements were still in effect.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998 and 1999


10.   Major customer and export sales

   During the year ended September 30, 1998 the Company had one customer who accounted for 11% of revenues.

   The Company's export sales for the years ended September 30, by geographic area, are as follows:

                                                1998        1999
                                                ----        ----

     Canada                                   $ 94,000   $115,000
     England                                    53,000     15,000
                                               --------   --------

                                              $147,000   $130,000
                                              ========   ========