Form 10QSB
period 1999-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2000-02-23
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                 FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 22, 2000 is 336,889,149 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                                    Page No.

   PART I.  FINANCIAL INFORMATION

   Balance Sheet - September 30, 1999 and December 31, 1999
   (unaudited)                                                      2 and 3

   Income Statement - For the Three Months Ended December 31, 1998
   and 1999 (unaudited)                                                   4

   Statement of Stockholders' Equity - For the Three Months Ended
   December 31, 1999 (unaudited)                                          5

   Statement of Cash Flows - For the Three Months Ended
   December 31, 1998 and 1999 (unaudited)                                 6

   Notes to Unaudited Financial Statements                                7

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                  9

   PART II.       OTHER INFORMATION                                       9

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 1999 and December 31, 1999
                                  (Unaudited)

                                     ASSETS

                                                      September    December
                                                      ---------    --------
Current assets:
   Cash and cash equivalents                         $  315,579  $  234,857
   Accounts receivable                                  277,155     297,312
   Inventories (Note 2)                                 160,582     155,331
   Prepaid expenses                                       9,167       6,416
                                                     ----------  ----------
 Total current assets                                    762,483     693,916

Furniture and equipment, at cost:
   Office furniture and equipment                       153,085     153,085
   Equipment under service contracts                  1,167,393   1,197,196
                                                     ----------  ----------

                                                      1,320,478   1,350,281
   Less accumulated depreciation                        926,987     972,532
                                                     ----------  ----------

    Net furniture and equipment                         393,491     377,749

Other assets:
   Investment in partnership                            435,535     441,535
   Deposits and other                                    17,058      17,058
   Software development costs                           143,195     149,560
                                                     ----------  ----------

    Total other assets                                  595,788     608,153
                                                     ----------  ----------

                                                     $1,751,762  $1,679,818
                                                     ==========  ==========
                            See accompanying notes.
                                       2

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 1999 and December 31, 1999
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September     December
                                                    ----------   ----------
Current liabilities:
   Notes payable - related party (Note 4)           $  120,000   $   65,000
   Note payable - bank (Note 4)                        240,000      200,000
   Accounts payable                                     12,537        1,293
   Income taxes payable                                  7,300       16,150
   Deferred revenue                                     97,765      111,384
                                                     ----------  ----------

    Total current liabilities                          477,602      393,827

Deferred tax liability (Note 3)                          6,000        4,650

Stockholders' equity (Note 5):
   Preferred stock, $.0001 par value; 100,000,000 shares
    authorized, none issued                                  -            -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and
    outstanding                                         33,689       33,689
   Additional paid-in capital                        1,030,674    1,030,674
   Retained earnings                                   203,797      216,978
                                                    ----------   ----------

    Total stockholders' equity                       1,268,160    1,281,341
                                                    ----------   ----------

                                                    $1,751,762   $1,679,818
                                                    ==========   ==========

                            See accompanying notes.
                                       3

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

              For the Three Months Ended December 31, 1998 and 1999
                                  (Unaudited)


                                                      1998           1999
                                                      ----           ----

Revenues:
   Sales                                          $  102,564     $   15,806
   Service contract income                           281,410        319,786
   Parking ticket collections                         84,242         45,403
                                                  ----------     ----------

    Total revenues                                   468,216        380,995

Costs and expenses:
   Cost of sales                                      16,475         22,955
   Cost of services                                  142,807        132,334
   Cost of parking ticket collections                 87,938         31,867
   General and administrative                        137,318        160,751
   Research and development                           12,046         11,927
                                                  ----------     ----------

    Total costs and expenses                         396,584        359,834
                                                  ----------     ----------

Income from operations                                71,632         21,161

Other income (expense);
   Interest income                                       593            408
   Interest expense                                   (6,828)        (6,888)
                                                  ----------     ----------

    Total other income (expense)                      (6,235)        (6,480)
                                                  ----------     ----------

Income before provision for income taxes and gain
   (loss) in equity-basis partnership                 65,397         14,681

Provision for income taxes                            23,000          5,400

Gain (loss) in equity basis partnership (net of tax
   provision of $(4,500)-1998 and $2,100-1999)        (8,880)         3,900
                                                  ----------     ----------

Net income                                        $   33,517     $   13,181
                                                  ==========     ==========

Basic net income per common share                 $        *     $        *
                                                  ==========     ==========

Weighted average number of shares outstanding    336,900,000    336,900,000
                                                 ===========    ===========

                             See accompanying notes.
                                        4



                       CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Three Months Ended December 31, 1999
                                   (Unaudited)



                                                                    Additional
                                          Common stock                paid-in       Retained
                                       Shares        Amount           capital       earnings
                                       ------        ------          ----------     --------

Balance, September 30, 1999        336,889,149     $33,689           $1,030,674     $203,797

   Net income for the three months ended
    December 31, 1999                       -            -                    -       13,181
                                   -----------      -------          ----------     --------

Balance, December 31, 1999         336,889,149      $33,689          $1,030,674     $216,978
                                   ===========      =======          ==========     ========

                             See accompanying notes.
                                        5

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

              For the Three Months Ended December 31, 1998 and 1999
                                   (Unaudited)

                                                       1998          1999
                                                       ----          ----
Cash flows from operating activities:
   Net income                                         $33,517      $ 13,181
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     68,344        60,846
     Deferred income tax (benefit) expense              2,500        (1,350)
     Increase in accounts receivable                  (86,883)      (20,157)
     Decrease (increase) in inventories               (10,736)        5,251
     Decrease in prepaid expenses                           -         2,751
     Loss (gain) in equity basis partnership           13,380        (6,000)
     Decrease in accounts payable                     (37,999)      (11,244)
     Decrease in income taxes refundable               16,000             -
     Increase in income taxes payable                       -         8,850
     Increase in deferred revenue                      42,028        13,619
                                                      -------      --------


       Total adjustments                                6,634        52,566
                                                      -------      --------


        Net cash provided by operating activities      40,151        65,747

Cash flows from investing activities:
   Acquisition of furniture and equipment - net       (30,923)      (29,803)
   Increase in software development costs              (8,450)      (21,666)
   Investment in partnership                          (55,000)            -
                                                      -------      --------


    Net cash used in investing activities             (94,373)      (51,469)

Cash flows from financing activities:
   Payments on note payable - bank                                  (40,000)
   Proceeds from note payable - related party          55,000             -
   Payments on note payable - related party                 -       (55,000)
                                                      -------      --------


    Net cash provided by (used in) financing activities 55,000      (95,000)
                                                       -------      --------

Increase (decrease)  in cash and cash equivalents         778       (80,722)

Cash and cash equivalents at beginning of period       91,432       315,579
                                                      -------      --------

Cash and cash equivalents at end of period            $92,210      $234,857
                                                      =======      ========

                             See accompanying notes.
                                        6

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 December 31, 1999



1. Basis of presentation

   The  accompanying  financial  statements  have been  prepared by the
   Company,   without  audit.  In the opinion of  management,  the
   accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1999 and December 31, 1999, and the results of operations and cash flows for the periods ended December 31, 1998 and 1999.

2. Inventories

   Inventories consist of the following at:

                                               September 30,  December 31,
                                                   1999          1999
                                                   ----          ----
     Finished goods                              $  7,160     $  7,767
     Work in process                                1,052       15,533
     Purchased parts and supplies                 152,370      132,031
                                                 --------     --------

                                                 $160,582     $155,331
                                                 ========     ========


3. Income taxes

   The provision for income taxes for the three months ended December 31, 1998 and 1999 is based on the expected tax rate for the year.

   As of September 30, 1999 and December 31, 1999, total deferred tax assets and liabilities are as follows:

                                               September 30,  December 31,
                                                   1999           1999
                                                   ----           ----
   Deferred tax assets                           $60,000        $ 56,100
   Deferred tax liabilities                      (66,000)        (60,750)
                                                 -------        --------

                                                 $(6,000)       $ (4,650)
                                                 =======        ========


4. Notes payable

   Related party:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through February 29, 2000. The notes will be extended by mutual consent of the parties. The remaining balance at December 31, 1999 is $65,000.

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 December 31, 1999



4. Notes payable (continued)

   Bank:

   In October 1999, the Company extended the due date of its note payable
   - bank to October 15,2000. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company.

5. Letters of intent

   In November 1999, the Company entered into a letter of intent to sell 158,000,000 shares of its common stock to an unrelated company, in exchange for $570,000 in cash.

   Also in November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for 80,703,013 shares of the Company's common stock. The businesses will be recorded by the Company at the president's historical cost basis in those assets.

   Both transactions are expected to be consummated in February 2000.

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At December 31, 1999, the Company had working capital of $300,089 derived primarily from contract sales, as compared to working capital of $284,881 at September 30, 1999. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

   Material Changes in Results of Operations

   During the quarter ended December 31, 1999, the Company generated revenues from contract sales from its professional services contracts, sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues.

   Revenues during the quarter were lower than the prior year's quarter by 19% which is primarily due to the completion of the Maywood ticket issuance contract which was completed as of September 30, 1999. Expenses decreased by 11% under the prior year's quarter due to elimination of expenses related to the Maywood contract. The Company reported a profit of $13,181 for the 1999 quarter as compared to a net profit of $33,517 for the prior year's quarter.

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

   The Company has no way to regulate postings nor monitor information disclosed on these boards.

   Management can only provide information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and has been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

The District Court, City and County of Denver, State of Colorado granted a motion to dismiss in the case filed against Stanley J. Wolfson, Lizabeth M. Wolfson, Mark G. Lawrence and Clancy Systems International, Inc. filed by Lorraine E. Salazar, Francis Salazar, Barry Fey and Philip
B. Davis. The order states that the Plaintiffs fail to state a claim upon which relief can be granted. Further, the court granted defendants reimbursement for attorney's fees and costs.

  Item 2.  Changes In Securities and Use of Proceeds

In November 1999, the Company entered into a letter of intent with Jubilee Community LLC (an unrelated Company) to sell 158,000,000 shares of its common stock in exchange for $570,000 in cash. This transaction is exempt from registration under Section 4(2) of the Securities Act of 1933.

Also in November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by Stanley J. Wolfson, the Company's president and major shareholder for 80,703,013 shares of the Company's common stock. The businesses will be recorded by the Company at the president's historical cost basis in those assets. This transaction is exempt from registration under Section 4(2) of the Securities Act of 1933.

Both transactions are expected to be consummated in February 2000.

   Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits
              27.1      Financial Data Schedule (1)

          (b) During the quarter ended December 31, 1999, the
              Registrant has filed no reports on Form 8-K

   (1)  Filed herewith

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: February 22, 2000            CLANCY SYSTEMS INTERNATIONAL, INC.

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