Form 10QSB
period 2000-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2000-05-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                 FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 8, 2000 is 340,989,149 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                                 Page No.
                                                                 --------
   PART I.  FINANCIAL INFORMATION

Balance Sheet - September 30, 1999 and March 31, 2000 (unaudited)    2 and 3

Statement of Operations - For the Three Months Ended March 31, 1999
and 2000 (unaudited)                                                   4

Statement of Operations - For the Six Months Ended March 31, 1999
   and 2000 (unaudited)                                                5

Statement of Stockholders' Equity - For the Six Months Ended
   March 31, 2000 (unaudited)                                          6

Statement of Cash Flows - For the Six Months Ended
   March 31, 1999 and 2000 (unaudited)                                 7

Notes to Unaudited Financial Statements                                8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                              10

PART II. OTHER INFORMATION                                            11

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                     SEPTEMBER 30, 1999 AND MARCH 31, 2000
                                  (Unaudited)

                                     ASSETS

                                                       September     March
                                                       ---------     -----
Current assets:
   Cash and cash equivalents                         $  315,579  $  233,613
   Accounts receivable                                  277,155     339,725
   Inventories (Note 2)                                 160,582     163,428
   Prepaid expenses                                       9,167       3,667
                                                     ----------  ----------

    Total current assets                                762,483     740,433

Furniture and equipment, at cost:
   Office furniture and equipment                       153,085     153,085
   Equipment under service contrac                    1,167,393   1,222,028
                                                     ----------   ---------

                                                      1,320,478   1,375,113
   Less accumulated depreciation                        926,987   1,018,782
                                                     ----------  ----------

    Net furniture and equipment                         393,491     356,331

Other assets:
   Investment in partnership                            435,535     446,809
   Deposits and other                                    17,058      19,789
   Software development costs                           143,195     139,261
                                                     ----------  ----------
    Total other assets                                  595,788     605,859
                                                     ----------  ----------

                                                     $1,751,762  $1,702,623
                                                     ==========  ==========

                            See accompanying notes.
                                       2

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                     SEPTEMBER 30, 1999 AND MARCH 31, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September     March
                                                     ---------     -----
Current liabilities:
   Notes payable - related party (Note 4)           $  120,000   $   95,000
   Note payable - bank (Note 4)                        240,000      160,000
   Accounts payable                                     12,537        5,155
   Income taxes payable                                  7,300       15,084
   Deferred revenue                                     97,765       88,526
                                                    -----------  ----------
   Total current liabilities                           477,602      363,765

Deferred tax liability (Note 3)                          6,000        8,700

Stockholders' equity (Note 5):
   Preferred stock, $.0001 par value; 100,000,000 shares
    authorized, none issued                                 -            -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and outstanding
    in September 1999 and 340,989,149 shares issued and
    outstanding in March 2000.                          33,689       34,099
   Additional paid-in capital                        1,030,674    1,044,614
   Retained earnings                                   203,797      251,445
                                                    -----------  ----------
    Total stockholders' equity                       1,268,160    1,330,158
                                                    ----------   ----------

                                                    $1,751,762   $1,702,623
                                                    ==========   ==========

                            See accompanying notes.
                                       3

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

               For the Three Months Ended March 31, 1999 and 2000
                                  (Unaudited)

                                                      1999           2000
                                                      ----           ----

Revenues:
   Sales                                        $     44,428   $     40,993
   Service contract income                           293,231        280,693
   Parking ticket collections                         79,088         50,599
                                                ------------   ------------

    Total revenues                                   416,747        372,285

Costs and expenses:
   Cost of sales                                      22,099         19,422
   Cost of services                                  129,952        112,555
   Cost of parking ticket collections                 73,331         33,106
   General and administrative                        114,220        123,386
   Stock compensation                                      -         14,350
   Research and development                           11,327         17,575
                                                 ------------   ------------

    Total costs and expenses                         350,929        320,394
                                                ------------   ------------


Income from operations                                65,818         51,891

Other income (expense);
   Interest income                                       367            878
   Interest expense                                   (8,180)        (5,792)
                                                ------------   ------------

    Total other income (expense)                      (7,813)        (4,914)
                                                ------------   ------------

Income before provision for income taxes and gain
   (loss) in equity-basis partnership                 58,005         46,977

Provision for income taxes                           (21,500)       (15,825)

Gain (loss) in equity basis partnership (net of tax
   benefit of $11,000 -1999 and tax expense of
   $1,959 -2000)                                    (18,800)         3,315
                                                ------------   ------------


Net income                                      $     17,705   $     34,467

Basic net income per common share                   $          *   $          *
                                                ============   ============

Weighted average number of shares outstanding    336,900,000    337,600,000
                                                ============   ============


*  Less than $.01 per share

                            See accompanying notes.
                                       4

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

               For the Six Months Ended March 31, 1999 and 2000
                                  (Unaudited)

                                                      1999           2000
                                                      ----           ----

Revenues:
   Sales                                        $    146,992   $     56,799
   Service contract income                           574,641        600,479
   Parking ticket collections                        163,330         96,002
                                                 ------------   ------------

    Total revenues                                   884,963        753,280

Costs and expenses:
   Cost of sales                                      38,574         42,377
   Cost of services                                  272,759        244,889
   Cost of parking ticket collections                161,269         64,973
   General and administrative                        251,538        284,137
   Stock compensation                                      -         14,350
   Research and development                           23,373         29,502
                                                ------------   ------------

    Total costs and expenses                        747,513        680,228
                                                ------------   ------------

Income from operations                              137,450         73,052

Other income (expense);
   Interest income                                      960          1,286
   Interest expense                                 (15,008)       (12,680)
                                                ------------   ------------

    Total other income (expense)                    (14,048)       (11,394)
                                                ------------   ------------

Income before provision for income taxes and gain
   (loss) in equity-basis partnership                123,402         61,658

Provision for income taxes                           (44,500)       (21,225)

Gain (loss) in equity basis partnership (net of tax
   benefit of $15,500 -1999 and tax expense of
   $4,059 -2000)                                     (27,680)         7,215
                                                ------------   ------------

Net income                                      $     51,222   $     47,648
                                                ============   ============

Basic net income per common share               $          *   $          *
                                                ============   ============

Weighted average number of shares outstanding    336,900,000    337,200,000
                                                ============   ============


*  Less than $.01 per share

                            See accompanying notes.
                                       5



                       CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

               For the Six Months Ended March 31, 2000
                                  (Unaudited)


                                                                                Additional
                                                      Common stock           paid-in       Retained
                                                    Shares     Amount        capital       earnings
                                                 -----------   -------      ----------     --------

Balance, September 30, 1999                      336,889,149   $33,689      $1,030,674     $203,797
   Issuance of stock services (Note 6)             4,100,000       410          13,940            -

   Net income for the six months ended
    March 31, 2000                                        -         -               -       47,648
                                                 -----------   -------      ----------     --------
Balance, March 31, 2000                          340,989,149   $34,099      $1,044,614     $251,445
                                                 ===========   =======      ==========     ========

                            See accompanying notes.
                                       6

                      CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

               For the Six Months Ended March 31, 1999 and 2000
                                  (Unaudited)

                                                        1999          2000
                                                        ----          ----
Cash flows from operating activities:
   Net income                                         $ 51,222     $ 47,648
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    139,531      133,386
      Deferred income tax (benefit) expense              5,000        2,700
      Common stock issued for services                       -       14,350
      Increase in accounts receivable                 (105,254)     (62,570)
      Decrease in inventories                            2,614       (2,846)
      Decrease in prepaid expenses                           -        5,500
      Loss (gain) in equity basis partnership           43,180      (11,274)
      Decrease in accounts payable                     (37,999)      (7,382)
      Decrease in income taxes refundable               16,000            -
      Increase in income taxes payable                   8,000        7,784
      Increase (drease) in deferred revenue              2,435       (9,239)
                                                      --------     --------

       Total adjustments                                73,507       70,409
                                                      --------     --------

        Net cash provided by operating activities      124,729      118,057

Cash flows from investing activities:
   Acquisition of furniture and equipment - net        (78,029)     (54,635)
   Increase in deposits and other                            -      (14,127)
   Increase in software development costs              (25,331)     (26,261)
   Investment in partnership                          (122,500)           -
                                                      --------     --------

    Net cash used in investing activities             (225,860)     (95,023)

Cash flows from financing activities:
   Payments on note payable - bank                     (25,000)     (40,000)
   Proceeds from note payable - related party          120,000            -
   Payments on note payable - related party                  -      (65,000)
                                                      --------     --------

    Net cash provided by (used in) financing activities 95,000     (105,000)
                                                       -------     --------


Decrease in cash and cash equivalents                   (6,131)     (81,966)

Cash and cash equivalents at beginning of period        91,432      315,579
                                                      --------     --------

Cash and cash equivalents at end of period            $ 85,301     $233,613
                                                      ========     ========

                            See accompanying notes.
                                       7

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 2000



1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1999 and March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 1999 and 2000.

2. Inventories

   Inventories consist of the following at:

                                                September 30,   March 31,
                                                   1999           2000
                                                -------------   ---------

   Finished goods                                 $  7,160     $ 19,043
   Work in process                                   1,052       56,150
   Purchased parts and supplies                    152,370       88,235
                                                  --------     --------

                                                  $160,582     $163,428
                                                  ========     ========


3. Income taxes

   The provision for income taxes for the three months ended March 31, 1999 and 2000 is based on the expected tax rate for the year.

   As of September 30, 1999 and March 31, 2000, total deferred tax assets and liabilities are as follows:

                                                September 30,  March 31,
                                                   1999          2000

   Deferred tax assets                            $ 60,000     $ 67,800
   Deferred tax liabilities                        (66,000)     (76,500)
                                                  --------     --------

                                                  $ (6,000)    $ (8,700)
                                                  ========     =========


4. Notes payable

   Related party:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through August 31, 2000. The remaining balance at March 31, 2000 is $55,000.

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 2000



4. Notes payable (continued)

   Bank:

   In October 1999, the Company extended the due date of its note payable - bank to October 15, 2000. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company.

5. Letter of intent

   In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for 80,703,013 shares of the Company's common stock. The businesses will be recorded by the Company at the president's historical cost basis in those assets. This transaction is expected to be consummated by September 30, 2000.

6. Stockholders' equity

   During January 2000, the Company issued to a director, options to purchase 3,000,000 shares of the Company's common stock. The options are exercisable at $.0035 per share.

   During March 2000, the Company issued 3,100,000 shares of common stock to a director of the Company and 1,000,000 shares of common stock to two employees of the Company for services performed valued at $14,350 ($.0035 per share).

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At March 31, 2000, the Company had working capital of $376,668 derived primarily from contract sales, as compared to working capital of
 $284,881 at September 30, 1999. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year.

   Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

   Material Changes in Results of Operations

   During the quarter ended March 31, 2000, the Company generated  revenues
 from  contract  sales  from  its  professional   services  contracts,
 sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues.

   Revenues during the quarter were lower than the prior year's quarter by 11% which is primarily due to the completion of the Maywood ticket issuance contract which expired on September 30, 1999. Expenses decreased by 9% under the prior year's quarter due to elimination of expenses related to the Maywood contract. The Company reported a profit of $34,468 for the 2000 quarter as compared to a net profit of $17,705 for the prior year's quarter. The Company had expenses related to a product build that began this quarter and will be completed and sold in the next quarter.

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

   Chat Room Disclaimer

   This forum of exposure to publicly traded companies presents a venue for the public to inquire about companies from other individuals as well as post opinions.

   The Company has no way to regulate postings nor monitor  information
 posed on  these  boards.   Management   can  only  provide   accurate
 information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and has been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

            None

   Item 2.  Changes in Securities and Use of Proceeds

            The Company has withdrawn its letter of intent with Jubilee LLC and the transaction will not take place.

      In January, 2000, the Company issued shares for services to 1 director and 3 employees. This transaction is exempt from registration under Section 4 (2) of the Securities Act of 1933.


   Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits
                27.1      Financial Data Schedule (1)
            (b) During the quarter ended March 31, 2000, the Registrant has filed no reports on Form 8-K

   (1) Filed herewith

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: May 15, 2000                CLANCY SYSTEMS INTERNATIONAL, INC.
                                     (Registrant)


                                     By:  /s/ Stanley J. Wolfson
                                          Stanley J. Wolfson, President
                                          and Chief Executive Officer