Form 10QSB
period 2000-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2000-08-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                 FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the issuer's classes of common stock, as of August 9, 2000 is 344,128,623 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                      INDEX

                                                                 Page No.
                                                                --------
   PART I.  FINANCIAL INFORMATION

   Balance Sheet - September 30, 1999 and June 30, 2000
   (unaudited)                                                   2 and 3

   Statement of Operations - For the Three Months Ended June
   30, 1999 and 2000 (unaudited)                                    4

   Statement of Operations - For the Nine Months Ended June
   30, 1999 and 2000 (unaudited)                                    5

   Statement of Stockholders' Equity - For the Nine Months
   Ended June 30, 2000 (unaudited)                                  6

   Statement of Cash Flows - For the Nine Months Ended
   June 30, 1999 and 2000 (unaudited)                               7

   Notes to Unaudited Financial Statements                          8

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                             10

   PART II.    OTHER INFORMATION                                   11

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                      September 30, 1999 and June 30, 2000
                                  (Unaudited)

                                     ASSETS
                                                      September      June
                                                      ---------      ----
Current assets:
   Cash and cash equivalents                          $ 315,579   $ 393,402
   Accounts receivable                                  277,155     340,851
   Inventories (Note 2)                                 160,582     158,080
   Prepaid expenses                                       9,167           -
                                                      ---------   ---------

    Total current assets                                762,483     892,333

urniture and equipment, at cost:
   Office furniture and equipment                       153,085     154,285
   Equipment under service contracts                  1,167,393   1,247,287
                                                      ---------   ---------

                                                      1,320,478   1,401,572
   Less accumulated depreciation                        926,987   1,060,122
                                                      ---------   ---------

    Net furniture and equipment                         393,491     341,450

Other assets:
   Investment in partnership                            435,535     480,256
   Note receivable - employee                                 -      10,638
   Deposits and other                                    17,058      19,646
   Software development costs                           143,195     135,259
                                                      ---------   ---------

    Total other assets                                  595,788     645,799
                                                      ---------   ---------

                                                     $1,751,762  $1,879,582
                                                     ==========  ==========

                            See accompanying notes.
                                       2

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET

                      September 30, 1999 and June 30, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September      June
                                                      ---------      ----
Current liabilities:
   Notes payable - related party (Note 4)             $ 120,000   $  45,000
   Note payable - bank (Note 4)                         240,000     140,000
   Accounts payable                                      12,537       1,292
   Income taxes payable                                   7,300      85,361
   Deferred revenue                                      97,765      90,879
                                                      ---------   ---------

    Total current liabilities                           477,602     362,532

Deferred tax liability (Note 3                            6,000      10,050

Stockholders' equity (Note 5):
   Preferred stock, $.0001 par value; 100,000,000 shares
    authorized, none issued                                   -           -
   Common stock, $.0001 par value; 800,000,000 shares
    authorized, 336,889,149 shares issued and outstanding
    in September 1999 and 344,128,623 shares issued and
    outstanding in June 2000.                            33,689      34,413
   Additional paid-in capital                         1,030,674   1,045,175
   Retained earnings                                    203,797     427,412
                                                      ---------   ---------

    Total stockholders' equity                        1,268,160   1,507,000
                                                      ----------  ---------

                                                     $1,751,762  $1,879,582
                                                     ==========  ==========

                            See accompanying notes.
                                       3

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

                For the Three Months Ended June 30, 1999 and 2000
                                  (Unaudited)

                                                        1999         2000
                                                        ----         ----
Revenues:
   Sales                                              $ 49,331     $ 70,291
   Service contract income                             268,980      312,438
   Parking ticket collections                          216,978      201,237
                                                      --------     --------

    Total revenues                                     535,289      583,966

Costs and expenses:
   Cost of sales                                        38,668       24,178
   Cost of services                                    168,638      137,661
   Cost of parking ticket collections                   70,041       19,451
   General and administrative                          158,309      154,934
   Stock compensation                                        -          875
   Research and development                             14,443       15,558
                                                      --------     --------

    Total costs and expenses                           450,099      352,657
                                                      --------     --------

Income from operations                                  85,190      231,309

Other income (expense):
   Interest income                                         565        3,620
   Interest expense                                    (10,108)      (5,241)
                                                       --------     --------

    Total other income (expense)                        (9,543)      (1,621)
                                                       --------     --------

Income before provision for income taxes and gain
   (loss) in equity-basis partnership                    75,647      229,688

Provision for income taxes                             (19,000)     (75,127)

Gain (loss) in equity basis partnership (net of
  tax benefit of $4,200 -1999 and tax expense of
  $12,041 -2000)                                         7,300       21,406
                                                      --------    ---------

Net income                                            $ 63,947    $ 175,967
                                                      ========    =========

Basic net income per common share                     $      *    $       *
                                                      ========    =========

Weighted average number of shares outstanding      336,900,000  340,200,000
                                                   ===========  ===========


*  Less than $.01 per share

                            See accompanying notes.
                                       4

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

                For the Nine Months Ended June 30, 1999 and 2000
                                  (Unaudited)

                                                        1999         2000
                                                        ----         ----
Revenues:
   Sales                                             $ 196,323    $ 127,090
   Service contract income                             843,621      912,917
   Parking ticket collections                          380,308      297,239
                                                     ---------    ---------

    Total revenues                                   1,420,252    1,337,246

Costs and expenses:
   Cost of sales                                        77,242       66,555
   Cost of services                                    441,397      382,550
   Cost of parking ticket collections                  231,310       84,424
   General and administrative                          409,847      439,071
   Stock compensation                                        -       15,225
   Research and development                             37,816       45,060
                                                     ---------    ---------

    Total costs and expenses                         1,197,612    1,032,885
                                                     ---------    ---------

Income from operations                                 222,640      304,361

Other income (expense);
   Interest income                                       1,525        4,906
   Interest expense                                    (25,116)     (17,921)
                                                      ---------    ---------

    Total other income (expense)                       (23,591)     (13,015)
                                                      ---------    ---------

Income before provision for income taxes and gain
   (loss) in equity-basis partnership                  199,049      291,346

Provision for income taxes                             (63,500)     (96,352)

Gain (loss) in equity basis partnership (net of tax
   benefit of $9,500 -1999 and tax expense of
   $16,100 -2000)                                      (20,380)      28,621
                                                      ---------    ---------

Net income                                           $ 115,169    $ 223,615
                                                     =========    =========

Basic net income per common share                    $       *    $       *
                                                     =========    =========

Weighted average number of shares outstanding      336,900,000  339,100,000
                                                   ===========  ===========


*  Less than $.01 per share

                            See accompanying notes.
                                       5



                         CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Nine Months Ended June 30, 2000
                                  (Unaudited)


                                                                                Additional
                                                       Common stock          paid-in      Retained
                                                  Shares        Amount       capital      earnings
                                                  ------        ------      ----------    ---------

Balance, September 30, 1999                      336,889,149    $ 33,689    $1,030,674    $203,797

   Issuance of stock for services                  4,350,000         435        14,790           -

   Net income for the nine months ended
    June 30, 2000                                          -           -             -     223,615

   Exercise of stock options by exchange of
    mature shares previously held by director      2,889,474         289          (289)          -
                                                 -----------    --------    ----------    --------

Balance, June 30, 2000                           344,128,623    $ 34,413    $1,045,175    $427,412
                                                 ===========    ========    ==========    ========


                            See accompanying notes.
                                       6

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                For the Nine Months Ended June 30, 1999 and 2000
                                  (Unaudited)

                                                        1999         2000
                                                        ----         ----
Cash flows from operating activities:
   Net income                                        $ 115,169    $ 223,615
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    207,158      179,188
      Deferred income tax expense                        5,000        4,050
      Issuance of common stock for services                  -       15,225
      Increase in accounts receivable                 (147,718)     (63,696)
      Increase in notes receivable                           -      (10,638)
      Decrease in inventories                            6,169        2,502
      Decrease in prepaid expenses                           -        9,167
      Loss (gain) in equity basis partnership           29,880      (44,721)
      Decrease in accounts payable                     (37,999)     (11,245)
      Decrease in income taxes refundable               16,000            -
      Increase in income taxes payable                  33,000       78,061
      Increase (drease) in deferred revenue             46,872       (6,886)
                                                     ---------    ---------

       Total adjustments                               158,362      151,007
                                                     ---------    ---------

        Net cash provided by operating activities      273,531      374,622

Cash flows from investing activities:
   Acquisition of furniture and equipment - net        (91,789)     (81,095)
   Increase in deposits and other                            -       (2,875)
   Increase in software development costs              (32,071)     (37,829)
   Investment in partnership                          (135,500)           -
                                                      ---------    --------

    Net cash used in investing activities             (259,360)    (121,799)

Cash flows from financing activities:
   Payments on note payable - bank                     (25,000)    (100,000)
   Proceeds from note payable - related party          120,000            -
   Payments on note payable - related party                  -      (75,000)
                                                      ---------    ---------

    Net cash provided by (used in) financing
      activities                                        95,000     (175,000)
                                                     ---------    ---------

Increase in cash and cash equivalents                  109,171       77,823

Cash and cash equivalents at beginning of period        91,432      315,579
                                                     ---------    ---------

Cash and cash equivalents at end of period           $ 200,603    $ 393,402
                                                     =========    =========

                            See accompanying notes.
                                       7

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   June 30, 2000



1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1999 and June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 1999 and 2000.

2. Inventories

   Inventories consist of the following at:

                                                September     June 30,
                                                30, 1999        2000
                                                --------        ----
   Finished goods                              $   7,160     $  7,904
   Work in process                                 1,052       71,136
   Purchased parts and supplies                  152,370       79,040
                                               ---------     --------

                                               $ 160,582    $ 158,080
                                               =========    =========

3. Income taxes

   The provision for income taxes for the three months ended June 30, 1999 and 2000 is based on the expected tax rate for the year.

   As of September 30, 1999 and June 30, 2000, total deferred tax assets and liabilities are as follows:

                                                September     June 30,
                                                30, 1999        2000
                                                ---------       ----
   Deferred tax assets                          $ 60,000     $ 71,700
   Deferred tax liabilities                      (66,000)     (81,750)
                                                 --------     --------

                                                $ (6,000)   $ (10,050)
                                                ========    =========


4. Notes payable

   Related party:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through August 31, 2000. The remaining balance at June 30, 2000 is $45,000.

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   June 30, 2000



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

6. Stockholders' equity

   During January 2000, the Company issued to a director, options to purchase 3,000,000 shares of the Company's common stock. The options are exercisable at $.0035 per share. During May 2000, the director exercised these options by providing the Company with 110,526 shares of common stock previously held in payment of the purchase price of the stock.

   During the six months ended June 30, 2000,the Company issued 3,100,000 shares of common stock to a director of the Company and 1,250,000 shares of common stock to two employees of the Company for services performed valued at $15,225 ($.0035 per share).

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At June 30, 2000, the Company had working capital of $529,801 derived primarily from contract sales, as compared to working capital of $284,881 at September 30, 1999. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.


   Material Changes in Results of Operations

   During the quarter ended June 30, 2000, the Company generated revenues from contract sales from its professional services contracts, sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues. New contracts added during the quarter include ACE Parking, Allright Binghampton, LaCrosse WI, and Utah State University.

   Revenues during the quarter were lower than the prior year's quarter by 9% which is primarily due to the completion of the Maywood ticket issuance contract which expired on September 30, 1999. Expenses decreased by 22% under the prior year's quarter due to elimination of expenses related to the Maywood contract. The Company reported a profit of $175,967 for the 2000 quarter as compared to a net profit of $63,947 for the prior year's quarter.

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

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

          None

   Item 2.  Changes in Securities and Use of Proceeds

   During January 2000, the Company issued to a director, options to purchase 3,000,000 shares of the Company's common stock. The options are exercisable at $.0035 per share. During May 2000, the director exercised these options by providing the Company with 110,526 shares of common stock previously held in payment of the purchase price of the stock.

   During the six months ended June 30, 2000, the Company issued
   3,100,000 shares of common stock to a director of the Company and 1,250,000 shares of common stock to two employees of the Company for services performed valued at $15,225 ($.0035 per share).


   Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              27.1      Financial Data Schedule (1)

          (b) During the quarter ended June 30, 2000, the Registrant has filed no reports on Form 8-K

   (1)  Filed herewith

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: August 14, 2000               CLANCY SYSTEMS INTERNATIONAL, INC.
                                       (Registrant)


                                       By:   /s/ Stanley J. Wolfson
                                             Stanley J. Wolfson, President
                                             and Chief Executive Officer