Form 10KSB
period 2000-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2000-12-28
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB


              X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2000

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

                              (303) 753-0197
           (Registrant's telephone number, including area code)
                                  N/A
           (Former name, former address and former fiscal year,
                        if changed since last report)

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

                        (1) Yes   X       No
                        (2) Yes   X        No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,665,393. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 27,2000 was approximately $3,856,392.

Class                        Outstanding at December 27, 2000
-----                        --------------------------------
Common stock, $.0001 par value           344,128,623 shares


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

     The Company has installed numerous parking enforcement systems for various clients, towns and universities. The Company also has installed numerous systems through joint venture relationships. See "Phoenix Group Systems" and "Urban Transit Solutions" below. To augment the enforcement element of the system, the Company markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

     The Company has also developed or acquired several stand alone computer programs for special niche operations including ID Badge.com, Whatsimportantnow.com, Virtualpermit.com, Remit-online.com and Expo1000.com. Although the Company acquired Expo1000.com and Remit-online.com during fiscal year 2000, the terms are based on minutes of the board of directors of November 1999, and have not been set forth in a written agreement.

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

  (b)     Business of the Issuer.

  (b),(1),(2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs only three and one-half pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly, or data transfer to a user's mainframe computer. There are currently approximately 1650 ticket-writing units in operation.

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

     The Company offers Internet payment processing of tickets and clearing of funds for its clients and industry affiliates. The program accepts credit cards and checks at its Remit-online Web site 24 hours a day. As the items are accepted, email notification goes immediately to the client for notification and posting of payment. Settlement of funds is weekly or monthly per contract arrangement.

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

The Denver Boot

     The Denver Boot is a metal clamp which is fastened around a wheel which effectively prevents a vehicle from being moved.
The Denver Boot is removed by unlocking a padlock. The Company acquired all rights to the product in a transaction with Grace Berg in June of 1994. The Company paid Mrs. Berg a royalties
on all sales for a period extending through  June 1999.   The
Denver Boot is used by a number of law enforcement agencies on vehicles with multiple offenses. The Denver Boot can be integrated into the Company's parking control and enforcement system or may be sold separately.

Fleet Control

     The Company sells charger/communication cradles to the Hertz Corporation for its fleet control project and maintains the equipment for Hertz under a maintenance service contract agreement.

Remit-online.com

    Remit-online.com is an Internet based payment processing system which allows for credit card and check payments to be made for parking citations and other payment processing activities. The business was developed independent of Clancy and funded by Stanley Wolfson, the President of Clancy. Upon a vote of the board of directors on November 18, 1999, it was approved to acquire Remit-online (with another Web business opportunity) from Wolfson in exchange for 17,489,315 shares of Clancy Systems International, Inc. restricted stock. Said shares to be issued and the final agreement signed in early 2001.
                             -3-

     Remit-online.com has been expanding and is being offered to all clients of the Company as well as to other parking industry businesses. A strategic alliance with iBill, Inc. has automated the card processing. A strategic alliance with AmeriNet, Inc. has expanded the services to include on-line check payments. The company receives a processing fee for each transaction. As each transaction is processed, notification is sent to the paid agency by email so that posting of the account can be made promptly as parking citations are date critical regarding amount due and potential late fees. Settlement of collected funds between the Company and the agency is made based on contractual agreement either weekly or monthly.

Expo1000.com

     Expo1000.com is an Internet based industry guide that is structured as a virtual trade show with links to the actual exhibitors Web sites. Expo1000.com was developed and funded independent of the Company, and acquired from Stanley J. Wolfson with the Remit-online business on November 18, 1999. The final agreement and issuance of shares will take place in early 2001.

     The business is being developed for specific industries with focus at this time on Parking and Mobile Computing. Other expos are being developed. Expo1000.com contains an internal search engine which searches key words industry specific.
Client company listings are available by company name, product, as well as search engine within the industry. The listings will be subscription based and billed annually. To make the site viable, the primary focus in addition to selling the listings is to increase the visits and exposure to sites. The Expo1000.com site highlights "what's new" for the industry (press releases, new product announcements, new service announcements). The site contains a message board and an email services to its subscribers and its visitors.

What's Important Now

     This is a PC based messaging program which allows user to send critical data and messages to pagers and cell phones. This program is marketed as a stand alone product and is sold for $79 per license. While available for purchase to outside customers, this program is made available to the Company's clients and is used extensively in house. The URL (registered Internet site) for this application is www.whatsimportantnow.com.

ID Badgemaker

     This is a PC based badge and security ID program that is used in conjunction with digital photos to allow user to easily and inexpensively make two-sided ID badges (with critical information and bar codes). The program is sold as a stand alone program and has been marketed directly to our clients as well as through several on-line software product/download sites such as Download.com. The product sells for $199 per license. The download version can be used for demonstration with the word DEMO stamped across any badge produced. The Company has had a great deal of interest in the program and sales are commencing on a regular basis. The program receives "excellent" ratings at download.com. The URL for this application is www.idbadge.com.

Virtual Permit

     This program is a paperless permit system now being used by many of the Company's clients. It includes monitoring lots and garages, inventory of spaces, and can validate active or lapsed permits. The URL for this application is www.virtualpermit.com.

Phoenix Group Systems

     In joint venture with Phoenix Group, of Torrance, California, the Company has installed computerized parking citation issuance systems at Phoenix Group client locations. The data is then sent to Phoenix Group for ticket collection. These clients write approximately 400,000 tickets per year.

     (b)(3)  Status of Publicly-Announced New Product or
Services.

     The Company has become a 60% equity owner in a partnership with Urban Transit Solutions (UTS), San Juan, Puerto Rico. UTS offers parking system privatization to cities in Puerto Rico. At September 30, 2000, UTS had contracts in Mayaguez, Puerto Rico; Caugas, Puerto Rico; and Humacao, Puerto Rico. The Mayaguez project included the installation of 600 parking meters. Meter revenue collection began in August, 1998. For Cauguas, parking lots will be monitored and meters will be installed. Revenue collection began in Cauguas December 1998.

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

     Initially, the Company provides potential parking control clients with consulting services to analyze the client's ticketing and enforcement needs. The Company then develops a proposal based upon those needs, which indicates how the Company's system and related products would aid the client in achieving the two primary goals of ticket writing and enforcement: creation of an equitable enforcement policy and an increase in revenues. The Company believes that a system which is perceived by the public to provide a greater certainty of enforcement will result in a greater willingness upon the part of the public to promptly and consistently pay fines, thus increasing the flow of revenues to the client. Depending upon the size of the client, the Company's services may range from the simple sale of hardware (i.e., the Denver Boot) to providing a ticketing and enforcement system and related equipment through a lease or sale arrangement, training users and handling data processing of tickets and the collection of fines. The Internet based services added to client programs as well as the Remit-online.com payment processing program makes the Company's system more comprehensive and advantageous than competitor systems.

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

    Component parts for the Company's products are purchased from various sources. The Company has established relationships with various vendors for such parts. The Company is not reliant on sole source vendors for any item which provides alternative sources of supply to ensure availability.

    The Company's paper products are purchased from outside vendors. Should any of these vendors be unable to supply these specialized products, the Company believes that there are many other available sources of supply.

     The Company introduced a new line of printers which are manufactured in "hot" colors of clear plastic in the colors berry, watermelon, lime, mango, grape and clear. Another new item is the short range RF printer which is a cordless model with RF interface to handheld terminals. The Company has begun the engineering of a new printer to interface to Palm Computing devices. In January 2001, several prototypes will be put into the field for testing. The product should be in production by July 2001.

     New software products introduced by the Company during 2000, which complement the parking citation issuance programs, include: ID BADGEMAKER (which is sold for $199 per license) and PalmTicketer which is a program to issue special event tickets. The Company has enhanced features on its ticket processing system; digital photo system; virtual permit system which is a fully operational permit issuance, payment and tracking system which reduces paperwork, decal distribution and employee time to administer a parking permit program; a daily permit one use parking permit program for short duration parking validation; an employee badge ID system which can be used by parking systems, rental car systems, and other industries; a management alert system which is an automated data analysis program which emails information and alerts directly to management to reveal such information as permit violations, ticket issuance productivity numbers, revenue numbers and other strategic and timely information.

    (b)(6) Significant Customers. Presently, the Company has 112 customers. The Registrant in general is greatly dependent on these customers, but the Company is particularly dependent on its contracts with Oklahoma City, Oklahoma; the City of Berkeley, California; the City of Yonkers, the Phoenix Group; and the City of Inglewood which together represented approximately 20% of the Company's total revenues for the year ended September 30, 2000. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Oklahoma City, Oklahoma. The Company has provided a fully implemented automated parking ticket writing, processing and enforcement system to Oklahoma City, Oklahoma, its first parking enforcement system, since June 1986. Under the current contract the Company receives a monthly fee for leasing equipment and providing supplies and support. The contract may be terminated by either party upon 15 days written notice and may be extended for two additional 12-month terms upon mutual agreement of the parties on terms to be negotiated. The current contract with the City of Oklahoma expires June 30, 2001. Under the contract, the Company has agreed to indemnify the City of Oklahoma, its officers, agents and employees against any claims resulting from acts or omissions of the Company or its officers, employees, representatives or agents. During fiscal year 2000, the revenues from the Oklahoma City system represented approximately 4.8% of the Company's total revenues.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through January 31, 2001. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice.
The system currently provides hardware for 30 parking control officers. During fiscal year 2000, the revenues from the City of Berkeley system represented approximately 6.7% of the Company's total revenues.

     Yonkers, NY. On July 1, 1995, the Company entered into a contract with Yonkers, NY to provide a parking ticket issuance system for its Parking Violations Bureau and its Yonkers Parking Authority. The Company provides hardware, custom software, maintenance, support and supplies. The Company receives a fee for each citation form purchased. During fiscal year 2000, revenues from the City of Yonkers system represented approximately 5.2% of the Company's total revenues.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group, although Clancy services the clients directly. In the year ended September 30, 2000, sales to Phoenix Group represented 7.6 of the Company's total revenues.

     Privatization Contracts. In a contract for privatization, the Company provided a full facilities management operation for the Village of Maywood, IL, through September, 1999. The Village resumed ticket issuance responsibilities and has engaged the Company to provide noticing, payment processing and collection operations for the Village for an indefinite period of time. The Village purchased the backlog tickets from the Company in May, 2000 for $144,559. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT. The Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The contract provided for a $35,000 annual revenue guarantee to the city for the first year. For subsequent years, the Company pays the City a 50/50 split after all expenses are paid.

     Urban Transit Solutions, Puerto Rico. In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 2000, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao and Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and will be responsible for collection of parking meter revenues.
In Cauguas, UTS leases a parking facility from the City and collects the parking revenues from the lot. In Humacao, UTS will install meters and collect revenues from the meters. UTS anticipates additional contracts in Puerto Rican cities for meter installation and collections. Their marketing approach has been to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations. The Company reported a loss of $1,669 at September 30, 2000 on its ownership of the UTS partnership.

     (b)(7) Patents and Licenses. The Company obtained a patent (#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

      The company also obtained a patent for a printer latch on June 27, 2000. The patent expires in June 2019.

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

    During fiscal 1999/2000, Clancy began production of a new printer to interface to Palm handheld devices. The printer is ready for beta testing in January 2001 and the Company estimates it will be in production in July 2001. It will incorporate a state of the art print mechanism, light weight battery technology and flat forms.

     Management keeps informed of new developments in components so that the printer is up-to-date, fast and suits user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new components and new processes to upgrade its hardware. By adapting its equipment to user needs and keeping current of the latest technology, the Company anticipates that its enforcement ticket writing and rental car systems will not become obsolete. The company is currently developing new applications with the new printer and Palm computing devices which will move outside the parking and rental car industries. The Company's software is developed in-house by four full-time programmers and by Stanley J. Wolfson, the Company's President and a director.

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

     The Company spent $52,185 and $59,170 on research and development activities for the fiscal years ended September 30, 1999 and 2000, respectively. None of the cost of such activities was borne directly by the customers.

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

     The Company donates its used Computer equipment to various churches. The program has been very successful as the computers are capable of early computer training programs even though they are no longer acceptable to operate the Company's systems.

     (b)(12) Employees. The Company currently has thirteen employees in Company operations and 6 employees in privatization projects, all of whom are employed on a full time basis.

Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2283 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2002.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $600 per month pursuant to a lease agreement that expires August 1, 2001.

     The Company leases an office in Logan, Utah which is approximately 700 square feet from an unaffiliated party.
Rental payments are $578 per month plus utilities pursuant to a lease agreement which expires June 10, 2001.

     The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

     On November 19, 1999 a complaint was filed in Denver District Court (Colorado) by Lorraine E. Salazar, Francis Salazar, Philip B. Davis and Barry Fey against the Company, Stanley J. Wolfson, Lizabeth M. Wolfson and Mark G. Lawrence.

The complaint alleged intentional misrepresentations, concealment of facts, breach of implied duty of good faith and breach of fiduciary duty by the defendants as officers and directors of the Company. The plaintiffs sought relief in the form of damages to be proven at trial, relinquishment of positions as directors, and that the directors' stock be placed in trust. The Company and the officers and directors believed the claims were without merit and responded to the complaint accordingly.

     The suit was dismissed with prejudice in favor of the Company in January 2000 with all costs awarded to the Company.

    In August 2000, the Company hired the law firm ofBingham Dana Ltd to commence actions on behalf of the Company against several John Does that bashed the company by posting false information about the Company and its officers and directors on the Raging Bull Internet chat room site and other chat rooms. The company is currently negotiating a settlement with one individual who posted as Anthrax3 and Gasattack. On September 19, 2000, the Company filed an action in Suffolk Superior Court against John Short, Syracuse NY, who posted as Darth4, MrDarth4 and possible other aliases. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers and any activities related thereto. The Company is currently pursuing identities of and subsequent action against several other John Does.

Item 4.    Submission of Matters to a Vote of Security Holders.

     None.

PART II


Item 5(a). Market for Company's Common Stock and Related
Security Holder Matters.

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


                             High bid   Low bid
10/1/98 - 12/31/98           .005        .005
1/1/99 - 3/31/99             .05         .015
4/1/99 - 6/30/99             .033        .015
7/1/99 - 9/30/99             .023        .0153
10/1/99 - 12/31/99           .025        .007
1/1/00 - 3/31/00             .510        .019
4/1/00 - 6/30/00             .200        .050
7/1/00 - 9/30/00             .090        .040


     On December 27, 2000 the reported bid and asked prices for the Company's Common Stock were $.025 and $.026, respectively.

     The approximate number of record holders of the Registrant's Common Stock on December 27, 2000 was 602.

     The Registrant has paid no dividends with respect to its Common Stock.

     There are no contractual restrictions on the Registrant's present or future ability to pay dividends.
                                  -13-

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

     From fiscal 1999 to fiscal 2000 revenues decreased by approximately 10.5%. This is primarily due to the conclusion of the privatization project in Maywood IL which ended 9/30/99.
The Company's parking enforcement systems research and development costs increased from $52,185 to $59,170, or 13.4% from fiscal 1999 to fiscal 2000. General and Administrative costs decreased by 4.1% from 1999 to fiscal 2000. The decrease in General and Administrative costs is related to decrease in expenses related to the Maywood privatization project. The Company reported an after tax profit of $163,836 for fiscal 1999 as compared to an after tax profit of $201,400 for fiscal 2000.

     From fiscal 1998 to fiscal 1999 revenues increased approximately 23%. This was due primarily to the Maywood privatization project. The Company's parking enforcement research and development costs increased from $48,127 to $52,185 or 8%, from fiscal 1998 to 1999. General and administrative costs increased by 23% from fiscal 1998 to fiscal 1999. The
Company reported a profit of $163,836 for fiscal 1999 as compared to a loss of $28,028 for fiscal 1998.

    Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended September 30, 1999 and 2000, the contract with Oklahoma City accounted for 4.4% and 4.8%, respectively, of the Company's total revenue. See Part I, Item 1 (b)(6).

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 1998 and 1999, the contract with the City of Berkeley accounted for 5.2% and 6.7% of the Company's total revenue.

    During the fiscal years ended September 30, 1999 and 2000, the Company had in place a total of approximately 104 and 112 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     At September 30, 2000, the Company had working capital of $681,445 as compared to $524,881 at September 30, 1999. The
Company's current ratio increased from 3.21 to 1 to 4.03 to 1 from September 30, 1999 to September 30, 2000.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2001.

    The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loans to its primary bank and a private lender will be paid back by Company revenue and UTS revenue payments to the Company.

     The Company has continually been modifying its printer models and has marketed its printers as a stand-alone product to delivery services and vendors who have a need for computer-generated receipts. During the 1996 fiscal year, the Company developed a new printer utilizing thermal line print technology. The Company also made significant upgrades to its standard printer. The Company believes there continues to exists a market for the printer as it is able to print bar code symbology (PDF 417) which is expected to become an industry standard in the next few years. This product may increase future revenues; however, there can be no assurance that the Company's marketing efforts will be successful. Upgrades to this model printer include new packaging in high tech colors and a short range RF (radio frequency) model.

     In August 2000, the Company began design of a new printer to work with Palm devices. The printer is currently in beta testing. The Company anticipates having the product in full production by July, 2001.

Client Upgrades

     During the fiscal year ended September 30, 1997, the Company completed a total revision of its ticket system (and other systems) software which includes total operations in a Windows environment and complete capability for the handling of the year 2000 date issue. All new clients installed beginning January 1, 1997 are operating on the new system and pre-existing clients were converted to the new system. As of November, 1999, all clients were fully operational on the year 2000 compliant system. In addition to the software, computer equipment was upgraded for existing clients as well. The equipment requirement for the Windows system required faster computing capability with more memory along with the need for new bios to handles year 2000 dating on the computer itself. The Company experienced no year 2000 problems with its system.

     During fiscal year ended September 30, 2000, the Company upgraded the remainder of its clients to its new year 2000 compliant software and hardware. Costs associated with the software portion of the year 2000 upgrade were insignificant because the Company is continually upgrading and improving its software for its clients as a normal course of business. There were few hardware replacement costs during fiscal 2000.

     The Company has experienced a large number of inquiries about its system related to the total program and special features and anticipates growth in this area in the next fiscal year. In addition, the Company has had a significant growth in interest in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. The Company has experienced a pattern of growth with this product and anticipates future sales to increase significantly. Management believes exposure via the Internet has been favorable for this product.

Jubilee LLC

     On November 18, 1999, the company entered into a Letter of Intent with Jubilee LLC for possible investment in the Company by Jubilee and acquisition of Jubilee business opportunities and contracts by the Company. The business of Jubilee was in communications services. Jubilee did not meet its deadlines for capital investment or obtaining the contracts that were pending. It was the conclusion of the Board of Directors and the Company attorney to withdraw the Letter of Intent.

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

    The Company has no way to regulate postings nor monitor, affirm or dispute information disclosed on these boards.

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

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 1999 and September 30, 2000

     Statement of Operations - Years ended September 30, 1999
                        and 2000

     Statements of Stockholders' Equity - Years ended September
                        30, 1999 and 2000

     Statements of Cash Flows - Years ended September 30, 1999
                        and 2000

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive
Officers.

Name                          Position
Dates of                 held with Company         Age
service

Stanley J. Wolfson    President, Chief Executive    57
1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       55
1987
                      Chief Financial and Chief
                      Accounting Officer and Director

Mark G. Lawrence (*)  Director                      51
1986

*Mr. Lawrence resigned from the Board of Directors effective
 October 1, 2000. The vacancy created by his resignation has not yet been filled.

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

     Mark G. Lawrence, a director of the Company from April 1986 through October 1, 2000. Mr. Lawrence served as Chairman of the Board of Directors and Secretary of the Company from April 1986 until February 1987 when the Exchange took place with Clancy. Since March 1988 Mr. Lawrence has served as executive vice president and a partner of Vintage Marketing Group, Inc., a company engaged in the sales and marketing of residential real estate. He graduated from the University of Denver in 1971 with a B.A. degree in social sciences and attended the University of the Americas in Mexico City in 1969. Mr. Lawrence is a member of the Home Builders Association, the Sales and Marketing Council of Metropolitan Denver and the National Sales and Marketing Council.

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

     (a) General. For the fiscal year ended September 30, 2000 the Company paid a ten percent sales commission totaling $2,551 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $50,400 for the most recent fiscal year ended.

     (b)  Summary Compensation Table.

        (a)                   (b)	     (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            2000       $50,400       $2,551
President and Chief           1999        50,400        3,034
Executive Officer             1998        50,400        2,276

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 28, 2000 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares
Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             113,398,464 (1)           33%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Mark G. Lawrence                  5,989,474              1.8%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck               73,109,608             21.5%

All officers and directors      192,497,546 (1)         56.3 %
as a group (three persons)
and beneficial owners

 (1) Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 109,722,822 owned by Stanley J.
Wolfson. This does not include 17,489,315 shares yet to be issued to Mr. Wolfson in connection with the Company's acquisition of Expo1000.com and Remit-online.com.

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

     On November 18, 1999 the board of directors of the Company approved the acquisition of two Internet business opportunities funded and developed independent of the Company by Mr. Wolfson. The final acquisition documents for Expo1000.com and Remit-online.com have not been completed, the it is anticipated that the agreement will be signed and the shares issued in early 2001.

     Stanley Wolfson and Lizabeth Wolfson have guaranteed the Company's loan with Mountain States Bank personally, and have pledged personal collateral in the form of certificate of deposit to secure a portion of the loan. In 1999, Lizabeth Wolfson lent the Company $120,000 pursuant to 5 notes payable. The notes bear interest at 8% and 9% annually. The balance due on the notes is $45,000 and have been extended to June 30, 2001. The notes may be extended.

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

 (3) Incorporated by reference from the like numbered exhibits filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

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


Date:  December 28, 2000

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 28, 2000           /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date:  December 28, 2000          /s/ Lizabeth M. Wolfson


                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Clancy Systems International, Inc.


   We have audited the balance sheet of Clancy Systems International, Inc. as of September 30, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then
ended. These financial statements  are  the   responsibility  of  the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. at September 30, 1999 and 2000, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.




   Denver, Colorado
   December 7, 2000                     CAUSEY DEMGEN & MOORE INC.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEET
                          September 30, 1999 and 2000

                                     ASSETS

                                                    1999        2000
                                                    ----        ----
Current assets:
   Cash, including interest bearing accounts
    of $60,605 (1999) and $63,230 (2000)       $  315,579  $  435,238
   Accounts receivable                            277,155     294,521
   Inventories (Note 2)                           160,582     164,252
   Prepaid expenses                                 9,167      12,100
                                               ----------  ----------

    Total current assets                          762,483     906,111

Furniture and equipment, at cost:
   Office furniture and equipment                 153,085     154,285
   Equipment under service contracts (Note 10)  1,167,393   1,270,655
                                              -----------  ----------

                                                1,320,478   1,424,940
   Less accumulated depreciation                  926,987   1,096,481
                                               ----------  ----------

    Net furniture and equipment                   393,491     328,459

Other assets:
   Investment in partnership (Note 4)             435,535     432,801
   Note receivable - employee                           -      10,618
   Deposits and other                              17,058       3,769
   Software development costs, net of accumulated
    amortization of $185,615 (1999) and $247,018
   (2000)                                         143,195     128,693
                                               ----------  ----------


    Total other assets                            595,788     575,881
                                               ----------  ----------

                                               $1,751,762  $1,810,451
                                               ==========  ==========

                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEET
                          September 30, 1999 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   1999         2000
                                                   ----         ----
Current liabilities:
   Notes payable - shareholder (Note 5)        $  120,000   $   45,000
   Accounts payable                                12,537        9,496
   Income taxes payable                             7,300       46,000
   Deferred revenue                                97,765      124,170
                                               ----------   ----------

    Total current liabilities                     237,602      224,666

Long-term note payable - bank (Note 5)            240,000       90,000

Deferred tax liability (Note 6)                     6,000       11,000

Commitments (Notes 9 and 10)

Stockholders' equity (Note 8):
   Preferred stock, $.0001 par value; 100,000,000
    shares authorized, none issued                      -            -
   Common stock, $.0001 par value; 800,000,000
    shares authorized, 336,889,149  shares (1999)
    334,128,623 shares (2000) issued and
    outstanding                                     33,689       34,413
   Additional paid-in capital                    1,030,674    1,045,175
   Retained earnings                               203,797      405,197
                                                ----------   ----------

    Total stockholders' equity                   1,268,160    1,484,785
                                                ----------   ----------
                                                $1,751,762   $1,810,451
                                                ==========   ==========

                            See accompanying notes.
                                      F-3

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                 For the Years Ended September 30, 1999 and 2000

                                                     1999         2000
                                                     ----         ----
Revenues:
   Sales                                        $ 267,391    $ 176,151
   Service contract income (Notes 10 and 11)    1,148,023    1,161,545
   Parking ticket collections (Notes 10 and 11)   448,324      327,697
                                                ---------    ---------

    Total revenues                              1,863,738    1,665,393

Costs and expenses:
   Cost of sales                                  121,126       82,924
   Cost of services (Note 3)                      547,387      509,968
   Cost of parking ticket collections (Note 10)   244,476      140,057
   General and administrative                     572,363      548,804
   Research and development                        52,185       59,170
                                                ---------    ---------

    Total costs and expenses                    1,537,537    1,340,923
                                                ---------    ---------

Income from operations                            326,201      324,470

Other income (expense):
   Loss on disposal of assets                     (38,370)           -
   Interest income                                  2,328        9,847
   Interest expense                               (34,143)     (22,018)
                                                 ---------    ---------

   Total other income (expense)                   (70,185)     (12,171)
                                                 ---------    ---------

Income before provision for income taxes and
   loss in equity-basis partnership               256,016      312,299

Provision for income taxes (Note 6):
   Current expense                                 51,300      104,230
   Deferred expense                                20,840        5,000
                                                ---------    ---------

    Total income tax expense                       72,140      109,230

Loss in equity-basis partnership (net of tax
  benefit of $9,840, 1999 and $1,065, 2000)
  (Note 4)                                        (20,040)      (1,669)
                                                ---------    ---------
Net income                                      $ 163,836    $ 201,400
                                                =========    =========
Basic net income  per common share (Note 7)     $       *    $       *
                                                =========    =========

*  Less than $.01 per share

                            See accompanying notes.


                       CLANCY SYSTEMS INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended September 30, 1999 and 2000



                                                     Additional
                                 Common stock          paid in       Retained
                              Shares      Amount       capital       earnings
                              ------      ------      ----------     --------


Balance, September 30,
    1998                     336,889,149  $33,689      $1,030,674   $ 39,961

Net income for the year
   ended September 30, 1999            -        -         163,836          -                                    -----------   ---
                            ------------  -------      ----------   --------
Balance, September 30,
       1999                  336,889,149   33,689      1,030,674     203,797

Issuance of stock for
services                       4,350,000      435         14,790           -

Exercise of stock options
 by cashless exercise of
 stock options                 2,889,474      289           (289)

Net income for the year ended
  September 30, 2000                   -        -        201,400
                               ----------  -------     ----------   --------

Balance, September 30,
  2000                       344,128,623   $34,413     $1,045,175   $405,197
                             ===========   =======     ==========   ========


                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                 For the Years Ended September 30, 1999 and 2000

                                                       1999       2000
                                                       ----       ----
Cash flows from operating activities:
   Net income                                      $163,836   $201,400
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on disposal of assets                     38,370          -
      Depreciation and amortization                 230,192    231,327
      Deferred income tax expense                    11,000      5,000
      Issuance of common stock for services               -     15,225
      Loss in equity basis partnership               29,880      2,734
      Increase in accounts receivable                (9,373)   (17,366)
      Decrease (increase) in inventories             30,378     (3,670)
      Decrease in income taxes refundable            16,000          -
      Increase in prepaid expenses                   (9,167)    (2,933)
      Decrease in accounts payable                  (25,462)    (3,041)
      Increase in income taxes payable                7,300     38,700
      Increase in deferred revenue                    9,794     26,405
                                                   --------     --------

       Total adjustments                            328,912    292,381
                                                   --------   --------

        Net cash provided by operating activities   492,748    493,781

Cash flows from investing activities:
   Acquisition of furniture and equipment          (130,823)  (104,462)
   Increase in software licenses and software
    development costs                               (42,278)   (46,900)
   Increase in note receivable-employee                   -    (10,618)
   Investment in partnership                       (135,500)         -
   Increase in deposits and other assets                  -     12,858
                                                   --------   --------

      Net cash used in investing activities        (308,601)  (149,122)

Cash flows from financing activities:
   Proceeds from notes payable - shareholder        120,000          -
   Payments on note payable - shareholder                 -    (75,000)
   Payments on note payable - bank                  (80,000)  (150,000)
                                                   ---------  --------
    Net cash provided by (used in) financing
      activities                                     40,000   (225,000)
                                                   --------   --------
Increase in cash and cash equivalents               224,147    119,659

Cash and cash equivalents at beginning of year       91,432    315,579
                                                  ---------   --------
Cash and cash equivalents at end of year           $315,579   $435,238
                                                   ========   ========

                         (Continued on following page)
                            See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                 For the Years Ended September 30, 1999 and 2000

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:
                                                     1999         2000
                                                     ----         ----

Cash paid during the year for interest             $ 34,143     $ 21,685
                                                   ========     ========

Cash paid during the year for income taxes         $ 28,000     $ 57,165
                                                   ========     ========

Depreciation and amortization expense is allocated as follows:

   Cost of services                                $206,858     $231,327
   Cost of parking ticket collections                23,334            -
                                                   --------     --------

                                                   $230,192     $231,327
                                                   ========     ========

                            See accompanying notes.
                                      F-7

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000



 1. Organization and summary of significant accounting policies


   Organization:

   The Company was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing ticket writing systems, rental car return systems, internet payment remittance
systems, and internet industry guides.   The  Company's   revenues  are
derived primarily from cities, universities and car rental companies throughout the United States and Canada.

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

   Accounts receivable:

   No provision for doubtful accounts was deemed necessary at September 30, 1999 or 2000.

   Inventories:

   Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

   Computer software:

   Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 1999 and 2000 amounted to $58,484 and $61,402, respectively.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000



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

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising expense was $6,261 and $12,238 for the years ended
September  30, 1999 and 2000, respectively.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000


1. Organization and summary of significant accounting policies
(continued)

   Income taxes:

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized ss.263A costs.

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

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At September 30, 2000 and at various times during the year, the balance at one of the financial institutions exceeded FDIC limits.

   The Company provides credit, in the normal course of business, to customers throughout the United States, Canada and England. The Company performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 2000

2. Inventories

   Inventories consist of the following at September 30:
                                                 1999         2000
                                                 ----         ----
     Finished goods                          $  7,160     $  7,800
     Work in process                            1,052            -
     Purchased parts and supplies             152,370      156,452
                                              --------     --------

                                             $160,582     $164,252
                                             ========     ========

3. Related party transactions

   The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended September 30, 1999 and 2000, commissions of $3,034 and $2,746 have been paid under this agreement, respectively.

4. Investment in partnership

   On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions of Puerto Rico UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services.

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

   The Company's investment in the net assets of the Partnership accounted for under the equity method amounted to $435,535 and $432,801 at September 30, 1999 and 2000, respectively. The condensed results of the operations and financial position of the Partnership are summarized below:

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000


4. Investment in partnership (continued)

   Condensed statement of operations

                              For the year ended   For the year ended
                              September 30, 1999   September 30, 2000
                            --------------------  --------------------
   Total revenues                 $261,756               $685,740
   Total costs and expenses       (310,572)              (690,296)
                                  --------               --------

   Net loss                       $(48,816)              $ (4,556)
                                  ========               ========

   Condensed balance sheet      September 30,         September 30,
                                   1999                  2000
                               -------------         -------------
   Current assets               $ 37,952               $ 42,704
   Non-current assets            442,032                982,139
   Current liabilitiies          (27,113)              (129,764)
   Long-term liabilities         (44,529)              (464,267)
                                --------               --------

   Partnership capital          $408,342               $430,812
                                ========               ========

 As of September 30, 2000 the Company and UTS were in the process of renegotiating the terms of the partnership agreement.

5. Notes payable

   Notes payable - bank:

   On October 15, 1998, the Company executed a one-year note payable for $320,000 refinancing two previously executed notes. The note bears interest at 9% with interest payable monthly and outstanding principal due on October 15, 2000. In October 2000, the bank extended the due date to October 15, 2001. The note is secured by a certificate of deposit in the name of two officers of the Company.

   Notes payable - shareholder:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through February 29, 2000. During the year ended September 30, 2000, the due dates of two of the notes for a total of $45,000 were extended to May 1 and June 30, 2001.

   Interest in the amount of $6,953 and $5,850 was paid to the shareholder during the years ended September 30, 1999 and 2000, respectively.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000


6. Income taxes

   The  components  of the  Company's  deferred  tax assets and liabilities  at September 30 are as follows:
                                                    1999         2000
                                                    ----         ----

   Non current deferred tax assets               $ 60,000     $ 74,000
   Non current deferred tax liabilities           (66,000)     (85,000)
                                                  -------     --------

                                                 $ (6,000)    $(11,000)
                                                 ========     ========

                                                    1999         2000
                                                    ----         ----
   Deferred tax assets:
   Loss on equity investment                     $ 21,000     $ 26,000
   Section 263A Capitalization                     34,000       47,000
   Other                                            5,000        1,000
                                                 --------     --------

                                                   60,000       74,000
   Deferred tax liabilities:
   Depreciation and amortization                  (66,000)     (85,000)
                                                 --------     --------

    Net non-current deferred taxes               $ (6,000)    $(11,000)
                                                 ========     ========

7. Basic net income per common share

   Basic net income per common share is based on the weighted average number of shares outstanding during the years ended September 30, 1999 and 2000 of 336,889,149 shares and 340,348,532 shares respectively.

8. Stockholders' equity

   During December 1999, the Company issued to a director, options to purchase 3,000,000 shares of the Company's common stock, exercisable at $.0035 per share. In May 2000, the director exercised these options by having the Company withhold 110,256 shares of common stock as payment of the purchase price of the stock.

   During the year ended September 30, 2000, the Company issued 3,100,000 shares of common stock to a director of the Company and 1,250,000 shares of common stock to three employees of the Company for services performed valued at $15,225 ($.0035 per share which was based on an average between public and private transactions).

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000



8. Stockholders' equity (continued)

   Stock options:

   The Company has adopted the  disclosure  - only  provisions  of
Statement of Financial   Accounting   Standards  No.  123,   Accounting
for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock options issued. Had compensation costs for the stock option been determined based on the fair value at the grant date for the award during the year ended September 30, 2000, in accordance with the provisions of SFAS No.123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below.
                                                  1999         2000
                                                  ----         ----
     Net income - as reported                 $ 163,836    $ 201,400
     Net income - pro forma                   $ 163,836    $ 182,014

     Income per share - as reported           $       *    $       *
     Income per share - pro forma             $       *    $       *

     *  less than $.01 per share

   The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions; dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 6.5%; and expected life of 5 years.

9. Lease agreements - as lessee

   The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2002 and is party to various other short term leases for office and warehouse space. Total rent expense for the years ended September 30, 1999 and 2000 amounted to $34,687 and $39,181, respectively.

   The future minimum lease payments under these obligations are as follows:
          Year ending September 30,

                  2001                         $32,017
                  2002                          18,262
                                               -------
                                               $50,279
                                               =======
10.Professional service contracts

   The  Company   provides   equipment  and  support  services  under
12 month professional service contracts. At September 30, 2000, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 2000

10.Professional service contracts (continued)

   The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                                    1999         2000
                                                    ----         ----
     Equipment under service contracts          $1,167,393  $1,270,655
     Less accumulated depreciation                (804,241)   (955,889)
                                                ----------  ----------

                                                $  363,152   $ 314,766
                                                ==========   =========
   Parking citation collection services:

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

   The terms of the agreements can be extended or discontinued with 30 days written notice. At September 30, 2000 the Logan, Utah agreement was still in effect.

11.Export sales

   The Company's export sales for the years ended September 30, by geographic area, are as follows:
                                           1999       2000
                                           ----       ----
     Canada                            $115,000    $ 99,000
     England                             15,000           -
                                       --------    --------
                                       $130,000    $ 99,000
                                       ========    ========
12. Letter of intent

    In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses will be recorded at the president's historical cost basis in the trademarks and proprietary technology related to the websites which approximates the par value of the shares to be issued of $1,748. The shares are to be issued during January 2001.