Form 10QSB
period 2000-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2001-02-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                        FORM 10-QSB


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2000

                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to

                  Commission file number:   33-4882-D

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                        ----------------------------------
              (Exact name of Registrant as specified in its charter)

         Colorado                                    84-1027964
        ----------                                   ----------
(State or other jurisdiction of           (IRS Employer Identification
 incorporation or organization)            Number)

                2250 S. Oneida #308, Denver, Colorado 80224
                -------------------------------------------
           (Address of principal executive offices and Zip Code)

                               (303) 753-0197
                               -------------
                     (Registrant's telephone number)

                                      N/A
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing requirements for the past 90 days:
X  Yes     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 12, 2001 is 344,128,623 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                               Page No.

   PART I.  FINANCIAL INFORMATION

   Balance Sheet - September 30, 2000 and December
       31, 2000 (unaudited)                                     2 and 3

   Statement of Operations - For the Three Months
       Ended December 31, 1999 and 2000 (unaudited)                4

   Statement of Stockholders' Equity - For the Three
         Months Ended December 31, 2000 (unaudited)                5

   Statement of Cash Flows - For the Three Months Ended
         December 31, 1999 and 2000 (unaudited)                    6

   Notes to Unaudited Financial Statements                         8

   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        9

   PART II. OTHER INFORMATION                                     10

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 2000 and December 31, 2000
                                  (Unaudited)

                                     ASSETS

                                                  September    December
                                                  ---------    --------
Current assets:
   Cash and cash equivalents                     $  435,238  $  363,782
   Accounts receivable                              294,521     345,998
   Inventories (Note 2)                             164,252     175,360
   Prepaid expenses                                  12,100       8,616
                                                  ----------  ----------
    Total current assets                            906,111     893,756

Furniture and equipment, at cost:
   Office furniture and equipment                   154,285     154,285
   Equipment under service contract               1,270,655   1,310,943
                                                 ----------  ----------
                                                  1,424,940   1,465,228
   Less accumulated depreciation                 (1,096,481) (1,132,458)
                                                 ----------  ----------
    Net furniture and equipment                     328,459     332,770
Other assets:
   Investment in partnership                        432,801     435,999
   Note receivable - employe                         10,618      10,587
   Deposits and other                                 3,769       3,625
   Software development cost                        128,693     133,468
                                                 ----------  ----------
    Total other assets                              575,881     583,679
                                                 ----------  ----------
                                                 $1,810,451  $1,810,205
                                                 ==========  ==========
                            See accompanying notes.
                                       2

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                 BALANCE SHEET

                    September 30, 2000 and December 31, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September    December
                                                 ----------   ---------
Current liabilities:
   Notes payable - shareholder (Note 4)         $   45,000   $   45,000
   Note payable - bank (Note 4)                          -       70,000
   Accounts payable                                  9,496            -
   Income taxes payable                             46,000          205
   Deferred revenue                                124,170      132,573
                                                ----------   ----------
    Total current liabilities                      224,666      247,778
Long-term note payable - bank                       90,000            -

Deferred tax liability (Note 3)                     11,000       14,000

Stockholders' equity (Note 5):
   Preferred stock, $.0001 par value;
    100,000,000 shares authorized, none issued           -            -
   Common stock, $.0001 par value; 800,000,000
    shares authorized, 334,128,623 shares issued
    and outstanding                                 34,413       34,413
   Additional paid-in capital                    1,045,175    1,045,175
   Retained earnings                               405,197      468,839
                                                ----------   ----------
    Total stockholders' equity                   1,484,785    1,548,427
                                                ----------   ----------
                                                $1,810,451   $1,810,205
                                                ==========   ==========

                            See accompanying notes.
                                       3

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                                INCOME STATEMENT

             For the Three Months Ended December 31, 1999 and 2000
                                  (Unaudited)

                                                   1999           2000
                                                   ----           ----
Revenues:
   Sales                                     $    15,806    $    13,537
   Service contract income                       319,786        369,122
   Parking ticket collections                     45,403         23,919
                                             -----------    -----------
    Total revenues                               380,995        406,578

Costs and expenses:
   Cost of sales                                  22,955         33,281
   Cost of services                              132,334        119,846
   Cost of parking ticket collections             31,867         28,632
   General and administrative                    160,751        130,817
   Research and development                       11,927         10,423
                                            ------------   ------------
    Total costs and expenses                     359,834        322,999

Income from operations                            21,161         83,579

Other income (expense):
   Interest income                                   408          3,748
   Interest expense                               (6,888)        (2,818)
                                             ------------   ------------
    Total other income (expense)                  (6,480)           930
                                             ------------   ------------
Income before provision for income taxes
  and gain in equity-basis partnership            14,681         84,509

Provision for income taxes                        (5,400)       (22,914)

Gain in equity basis partnership (net of tax
  expense of $2,100 -1999 and $1,151 -2000)        3,900          2,047
                                             ------------   ------------
Net income                                  $     13,181   $     63,642
                                            ============   ============
Basic net income per common share           $          *   $          *
                                            ============   ============
Weighted average number of shares
    outstanding                              334,100,000    337,600,000
                                             ===========    ===========

*  Less than $.01 per share

                            See accompanying notes.
                                       4

>


                       CLANCY SYSTEMS INTERNATIONAL, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Three Months Ended December 31, 2000
                                   (Unaudited)

                                                                      Additional
                                                Common stock           paid-in      Retained
                                            Shares        Amount       capital      earnings
                                            ------        ------      ----------    --------

Balance, September 30, 2000              344,128,623    $34,413      $1,045,175    $405,197

   Net income for the three months
    ended December 31, 2000                        -          -               -      63,642
                                         -----------    -------      ----------    --------
Balance, December 31, 2000               344,128,623    $34,413      $1,045,175    $468,839
                                         ===========    =======      ==========    ========


                            See accompanying notes.
                                       5

                       CLANCY SYSTEMS INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

             For the Three Months Ended December 31, 1999 and 2000
                                  (Unaudited)
                                                   1999          2000
                                                   ----          ----
Cash flows from operating activities:
   Net income                                   $ 13,181      $ 63,642
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               60,846        49,527
      Deferred income tax (benefit) expense       (1,350)        3,000
      Changes in assets and liabilities:
       Accounts receivable                       (20,157)      (51,477)
       Inventories                                 5,251       (11,108)
       Prepaid expenses                            2,751         3,484
       Gain in equity basis partnership           (6,000)       (3,198)
       Accounts payable                          (11,244)       (9,496)
       Income taxes payable                        8,850       (45,795)
       Deferred revenue                           13,619         8,403
                                                ---------     ---------
       Total adjustments                          52,566       (56,660)
                                                ---------     ---------
         Net cash provided by operating
            activities                            65,747         6,982

Cash flows from investing activities:
   Acquisition of furniture and equipment - net  (29,803)      (40,288)
   Receipts from note receivable                       -            31
   Increase in software development costs        (21,666)      (18,181)
                                                ---------     ---------
    Net cash used in investing activities        (51,469)      (58,438)

Cash flows from financing activities:
   Payments on note payable - bank               (40,000)      (20,000)
   Payments on note payable - shareholder        (55,000)            -
                                                ---------     ---------
    Net cash used in financing activities        (95,000)      (20,000)
                                                ---------     ---------
Decrease in cash and cash equivalents            (80,722)      (71,456)

Cash and cash equivalents at beginning of
    period                                       315,579       435,238
                                               ---------     ---------
Cash and cash equivalents at end of period     $ 234,857     $ 363,782
                                               =========     =========

                            See accompanying notes.
                                       6

                             CLANCY SYSTEMS INTERNATIONAL, INC.

                          NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     December 31, 2000


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2000 and December 31, 2000, and the results of operations and cash flows for the periods ended December 31, 1999 and 2000.

2. Inventories

   Inventories consist of the following at:

                                          September 30,  December 31,
                                              2000           2000
                                              ----           ----
   Finished goods                          $  7,800      $ 43,840
   Work in process                                -        43,840
   Purchased parts and supplies             156,452        87,680
                                           --------      --------
                                           $164,252      $175,360
                                           ========      ========

3. Income taxes

   The provision for income taxes for the three months ended December 31, 1999 and 2000 is based on the expected tax rate for the year.

   As of September 30, 2000 and December 31, 2000, total deferred tax assets and liabilities are as follows:

                                         September 30,  December 31,
                                             2000           2000
                                             ----           ----

   Deferred tax assets                     $ 74,000      $ 77,000
   Deferred tax liabilities                 (85,000)      (91,000)
                                            --------      --------
                                           $(11,000)     $(14,000)
                                            ========      ========

4. Notes payable

   Related party:

   During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually. During the year ended September 30, 2000, the due dates of two of the remaining notes for a total of $45,000 were extended to May 1 and June 30, 2001.

   Bank:

   In October 2000, the Company extended the due date of its note payable - bank to October 15, 2001. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company.

5. Letter of intent

   In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses will be recorded by the Company at the president's
  historical  cost basis in the trademarks  and  proprietary   technology
  related to the websites which approximates the par value of the shares to be issued of $1,748. The shares are to be issued during 2001.

   Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Material Changes in Financial Condition

   At December 31, 2000, the Company had working capital of $645,978 derived primarily from contract sales, as compared to working capital of $681,445 at September 30, 2000. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

   Material Changes in Results of Operations

   During the quarter ended December 31, 2000, the Company generated revenues from contract sales from its professional services contracts, sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues.

   Revenues during the quarter were higher than the prior year's quarter by 7% which is primarily due to obtaining new professional services contracts. Expenses decreased by 10% under the prior year's quarter due to elimination of expenses related to the Maywood contract. The Company reported a profit of $63,642 for the 2000 quarter as compared to a net profit of $13,181 for the prior year's quarter.

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

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

            On December 18, 2000 the Company entered into a settlement agreement with Michael Yardich who had posted several chat room boards as GasAttack and Anthrax3. Under the settlement Yardich paid a monetary penalty, posted a statement of retraction on Ragion Bull Chat Board, and agreed to cease posting or discussing the Company in any manner in the future.

            On September 19, 2000 the Company filed an action in Suffolk County Superior Court against John Short, Syracuse, NY, who posted on Darth4, MrDarth4 and possible other aliases on Raging Bull and other chat room boards. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers and any activities related thereto. The company is currently pursuing identities of and subsequent action against several other John Does.

   Item 2.  Changes in Securities and Use of Proceeds

            None

   Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

               27.1Financial Data Schedule (1)

           (b) During the quarter ended December 31, 2000, the Registrant has filed no reports on Form 8-K

   (1)  Filed herewith

                                          Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: February 14, 2001           CLANCY SYSTEMS INTERNATIONAL, INC.
                                     (Registrant)


                                      By: /s/ Stanley J. Wolfson, President
                                          and Chief Executive Officer