Form 10QSB
period 2001-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2001-05-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the issuer's classes of common stock, as of May 14, 2001 is 361,617,938 shares, $.0001 par value.

                       CLANCY SYSTEMS INTERNATIONAL, INC.


                                   INDEX


                                                              Page No.
                                                              -------

PART I.  FINANCIAL INFORMATION

Balance Sheet - September 30, 2000 and March 31, 2001
 (unaudited)                                                   2 and 3

Statement of Operations - For the Three Months Ended
  March 31, 2000 and 2001 (unaudited)                              4

Statement of Operations - For the Six Months Ended
  March 31, 2000  and 2001 (unaudited)                             5

Statement of Stockholders' Equity - For the Six Months
  Ended March 31, 2001 (unaudited)                                 6

Statement of Cash Flows - For the Six Months Ended

March 31, 2000 and 2001 (unaudited)                                7

Notes to Unaudited Financial Statements                            8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             10

PART II.  OTHER INFORMATION                                       11

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                              BALANCE SHEET

                   September 30, 2000 and March 31, 2001

                                   ASSETS
                                                  September       March
                                                  ---------       -----
Current assets:
      Cash and cash equivalents                  $  435,238    $ 396,111
      Accounts receivable                           294,521      299,029
      Income taxes receivable                             -       59,472
      Inventories (Note 2)                          164,252      168,978
      Prepaid expenses                               12,100        5,133
                                                  ---------    ---------
             Total current assets                   906,111      928,723

Furniture and equipment, at cost:
      Office furniture and equipment                154,285       80,056
      Equipment under service contracts           1,270,655    1,323,863
                                                 ----------    ---------
                                                  1,424,940    1,403,919
      Less accumulated depreciation              (1,096,481)  (1,096,366)
                                                 ----------   ----------
      Net furniture and equipment                   328,459      307,553

Other assets:
      Investment in partnership                     432,801      457,529
      Note receivable - employee                     10,618       10,555
      Deposits and other                              3,769        3,481
      Deferred tax asset (Note 3)                         -            -
      Software development costs                    128,693      141,303
                                                  ----------    ---------
        Total other assets                          575,881      612,868
                                                 ----------    ---------
                                               $  1,810,451  $ 1,849,144
                                               ============  ===========



                        See accompanying footnotes
                                  2

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                             BALANCE SHEET

                      September 30, 2000 and March 31, 2001

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September        March
                                                 ---------        -----
Current liabilities:
    Notes payable - shareholder (Note 4)         $  45,000     $  45,000
    Note payable - bank (Note 4)                         -        20,000
    Accounts payable                                 9,496         3,775
    Income taxes payable                            46,000             -
    Deferred revenue                               124,170       106,454
                                                 ---------      --------
     Total current liabilities                     224,666       175,229

Long-term note payable - bank                       90,000             -

Deferred tax liability (Note 3)                     11,000             -

Stockholders' equity (Note 5):
    Preferred stock, $.0001 par value;
     100,000,000 shares	authorized, none issued           -            -
    Common stock, $.0001 par value; 800,000,000
      shares authorized, 334,128,623 shares
      (September) and 361,617,938 shares (March)
      issued and outstanding                         34,413       36,162
    Additional paid-in capital                    1,045,175    1,106,799
    Retained earnings                               405,197      530,954
                                                 ----------    ---------
      Total stockholders' equity                  1,484,785    1,673,915
                                                 ----------    ---------
                                              $   1,810,451  $ 1,849,144
                                              =============  ===========


                      See accompanying footnotes

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                               INCOME STATEMENT

               For the Three Months Ended March 31, 2000 and 2001
                                    (Unaudited)

                                                    2000          2001
                                                    ----          ----
Revenues:
      Sales                                      $ 40,993      $  47,186
      Service contract income                     280,693        285,312
      Parking ticket collections                   50,599         46,593
                                                 --------       --------
          Total revenues                          372,285        379,091

Costs and expenses:
      Cost of sales                                19,422         22,834
      Cost of services                            112,555        110,741
      Cost of parking ticket collections           33,106         35,982
      General and administrative                  137,736        152,080
      Research and development                     17,575          4,977
                                                 --------       --------
            Total costs and expenses              320,394        326,614
                                                 --------       --------
Income from operations                             51,891         52,477

Other income (expense):
     Interest income                                  878          3,022
     Interest expense                              (5,792)        (2,251)
                                                 --------       --------
       Total other income (expense)                (4,914)           771

Income before provision for income taxes and
  gain in equity-basis partnership                46,977          53,248

Provision for income taxes                       (15,825)         (7,805)

Gain in equity basis partnership (net of tax
 expense of $1,959 -2000 and $4858 -2001)          3,315          16,672
                                                --------        --------
Net income                                      $ 34,467        $ 62,115
                                                ========        ========
Basic net income per common share               $      *        $      *

Weighted average number of shares
    outstanding                              337,600,000     351,300,000

*  Less than $.01 per share

                          See accompanying footnotes
                                        4

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                               INCOME STATEMENT

               For Six Months Ended March 31, 2000 and 2001
                                  (Unaudited)


                                                    2000          2001
                                                    ----          ----
Revenues:
      Sales                                      $ 56,799     $  60,723
      Service contract income                     600,479       654,434
      Parking ticket collections                   96,002        70,512
                                                 --------     ---------
          Total revenues                          753,280       785,669

Costs and expenses:
      Cost of sales                                42,377        56,115
      Cost of services                            244,889       230,587
      Cost of parking ticket collections           64,973        64,614
      General and administrative                  298,487       282,897
      Research and development                     29,502        15,400
                                                 --------     ---------
         Total costs and expenses                 680,228       649,613
                                                 --------     ---------
Income from operations                             73,052       136,056

Other income (expense):
      Interest income                               1,286         6,770
      Interest expense                            (12,680)       (5,069)
                                                 --------     ---------
          Total other income (expense)            (11,394)        1,701
                                                 --------     ---------
Income before provision for income taxes and
   gain in equity-basis partnership                61,658       137,757

Provision for income taxes                        (21,225)      (30,719)

Gain in equity basis partnership (net of
   tax expenseof $4,059 -2000 and $6,009 -2001)     7,215        18,719
                                                 --------     ---------
Net income                                      $  47,648       125,757
                                                 ========     =========
Basic net income per common share               $       *    $        *

Weighted average number of shares outstanding  337,200,000  347,700,000

*  Less than $.01 per share

                         See Accompanying Footnotes

                           CLANCY SYSTEMS INTERNATIONAL, INC.
                          STATEMENTS OF STOCKHOLDER'S EQUITY

                        For the Six Months Ended March 31, 2001
                                     (Unaudited)


                                                                           Additional
                                                 Common stock               paid-in           Retained
                                            Shares         Amount           capital           earnings


Balance, September 30, 2000             344,128,623     $   34,413        $ 1,045,175         $ 405,197

Issuance of common stock in exchange
   for acquisition of web sites from
   an officer of the Company (Note 4)    17,489,315          1,749             61,624                 -

Net loss for the six months ended
     March 31, 2001                               -              -                  -           125,757
                                        -----------     ----------        -----------         ---------

Balance, March 31, 2001                 361,617,938     $   36,162       $  1,106,799         $ 530,954
                                        ===========     ==========       ============         =========



                                   See Accompanying Notes

                              CLANCY SYSTEMS INTERNATIONAL, INC.
                                STATEMENT OF CASH FLOWS

                     For the Six Months Ended March 31, 2000 and 2001

                                                    2000          2001
                                                    ----          ----
Cash flows from operating activities:
      Net income                                 $   47,648    $ 125,757
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization              133,386      101,981
         Deferred income tax (benefit) expense        2,700      (11,000)
         Common stock issued for services and for
            aquisition of web sites                  14,350       61,624
         Changes in assets and liabilities:
            Accounts receivable                     (62,570)      (4,508)
            Income taxes receivable                       -      (59,472)
            Inventories                              (2,846)      (4,726)
            Prepaid expenses                          5,500        6,967
            Gain in equity basis partnership        (11,274)     (24,728)
            Accounts payable                         (7,382)      (5,721)
            Income taxes payable                      7,784      (46,000)
            Deferred revenue                         (9,239)     (17,716)
                                                    -------      -------
            Total adjustments                        70,409      ( 3,299)
                                                    -------      -------
              Net cash provided by operating
                 activities                         118,057      122,458

Cash flows from investing activities:
    Acquisition of furniture and equipment - net   (54,635)     (53,209)
    Increase in deposits and other                       -            -
    Increase in deposits and other                 (14,127)          63
    Increase in software development costs         (26,261)     (38,439)
    Investment in partnership                            -            -
                                                   -------      -------
      Net cash used in investing activities        (95,023)     (91,585)

Cash flows from financing activities:
   Payments on note payable - bank                 (40,000)     (70,000)
   Proceeds from note payable - related party            -            -
   Payments on note payable - shareholder          (65,000)           -
                                                   -------      -------
     Net cash used in financing activities        (105,000)     (70,000)

Decrease in cash and cash equivalents              (81,966)     (39,127)
Cash and cash equivalents at beginning of period   315,579      435,238
                                                   -------      -------
Cash and cash equivalents at end of period        $233,613     $396,111
                                                  ========     ========

                    See Accompanying Footnotes

1. Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2000 and March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2000 and 2001.

2. Inventories

Inventories consist of the following at:
                                           September 30,    March 31,
                                               2000           2001
                                           ------------     ---------
    Finished goods                         $     7,800    $     8,449
    Work in process                                  -         25,347
    Purchased parts and supplies               156,452        135,182
                                           -----------     ----------
                                           $   164,252    $   168,978
                                           ===========    ===========
3. Income taxes

The provision for income taxes for the six months ended March 31, 2000 and 2001 is based on the expected tax rate for the year.

As of September 30, 2000 and March 31, 2001, total deferred tax assets and liabilities are as follows:

                                          September 30,       March 31,
                                             2000               2001
                                         ------------        ---------
     Deferred tax assets                $    74,000      $     58,000
     Deferred tax liabilities               (85,000)          (58,000)
                                         -----------       -----------
                                        $   (11,000)     $          -
                                         ===========      ============

4. Notes payable

Related party:

During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually. During the year ended September 30, 2000, the due dates of two of the remaining notes for a total of $45,000 were extended to May 1 and June 30, 2001.

4. Notes payable (continued)


Bank:

In October 2000, the Company extended the due date of its note payable
- bank to October 15, 2001. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company.

5.  Stockholders' equity

In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses were acquired in February 2001 and were recorded by the Company at the president's historical cost basis in the trademarks and proprietary technology related to the websites which approximates the par value of the shares to be issued of $1,749. This has been included on the balance sheet under software developmehnt costs. The income tax benefit to be derived from the amortization of the tax basis of the web sites is recorded as an addition of $61,624 to additional paid-in capital.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At March 31, 2001, the Company had working capital of $753,494 derived primarily from contract sales, as compared to working capital of $681,445 at September 30, 2000. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended March 31, 2001, the Company generated revenues from contract sales from its professional services contracts, sales, and privatization contracts. Berkeley, CA and Oklahoma City, OK each generated revenues in excess of 5% of total revenues.

Revenues during the quarter were higher than the prior year's quarter by 2% which is primarily due to a larger client base. Expenses increased by 2% over the prior year's quarter due to an increase in general and administrative expenses. The Company reported net income of $62,115 for the 2001 quarter as compared to a net profit of $34,467 for the prior year's quarter.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

  (c)  The Company issued 17,489,315 shares of its common stock to Stanley
       J. Wolfson, an officer and director, in exchange for 2 web sites developed by him. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. No commissions or finders fees were paid on the transaction.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
      None

  (b) During the quarter ended March 31, 2001, the Registrant has filed one report on Form 8-K dated March 6, 2001, reporting on an Item 2 event.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001             CLANCY SYSTEMS INTERNATIONAL, INC.
                                     (Registrant)

                                By:  /s/ Stanley J. Wolfson
                                Stanley J. Wolfson, President
                                and Chief Executive Officer