Form 10QSB
period 2001-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2001-08-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                             FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 9, 2001 is 361,617,938 shares, $.0001 par value.

                     CLANCY SYSTEMS INTERNATIONAL, INC.


                                  INDEX


                                                           Page No.

PART I. FINANCIAL INFORMATION

Balance Sheet - September 30, 2000 and
    June 30, 2001 (unaudited)                               2 and 3

Statement of Operations - For the Three
Months Ended June 30, 2000 and 2001 (unaudited)              4

Statement of Operations - For the Nine Months
Ended June 30, 2000 and 2001 (unaudited)                     5

Statement of Stockholders' Equity - For the
Nine Months Ended June 30, 2001 (unaudited)                  6

Statement of Cash Flows - For the Nine Months
Ended June 30, 2000 and 2001 (unaudited)                     7

Notes to Unaudited Financial Statements                      8

Management's Discussion and Analysis of
Financial Condition and Results of Operations               10

PART II.        OTHER INFORMATION                           11

                             CLANCY SYSTEMS INTERNATIONAL, INC.

                                     BALANCE SHEET
                           September 30, 2000 and June 30, 2001
                                      (Unaudited)

                                        ASSETS
                                                   September      June
                                                   ---------      ----

Current assets:
  Cash and cash equivalents                       $  435,238  $  440,408
  Accounts receivable                                294,521     329,455
  Income taxes receivable                                  -      29,472
  Inventories (Note 2)                               164,252     155,334
  Prepaid expenses                                    12,100       1,650
                                                  ----------   ---------
    Total current assets                             906,111     956,319

Furniture and equipment, at cost:
  Office furniture and equipment                     154,285      80,055
  Equipment under service contracts                1,270,655   1,356,631
                                                   ----------   ---------
                                                   1,424,940   1,436,686
Less accumulated depreciation                     (1,096,481) (1,136,956)

  Net furniture and equipment                        328,459     299,730

Other assets:
  Investment in partnership                          432,801     459,856
  Note receivable - employee                          10,618      10,310
  Deposits and other                                   3,769       3,337
  Software development costs                         128,693     147,498
                                                     -------     -------
    Total other assets                               575,881     621,001
                                                     -------     -------
                                                  $1,810,451  $1,877,050
                                                  ==========  ==========













                              See accompanying notes

                         CLANCY SYSTEMS INTERNATIONAL, INC.

                                  BALANCE SHEET
                         September 30, 2000 and June 30, 2001
                                  (Unaudited)

                         LIABILITIES AND STOCKHOLDERS EQUITY

                                                   September      June
                                                   ---------      ----
Current liabilities:
  Notes payable - shareholder (Note 4)            $  45,000  $       -
  Accounts payable                                    9,496          -
  Income taxes payable                               46,000          -
  Deferred revenue                                  124,170    127,477
                                                  ---------   --------
    Total current liabilities                       224,666    127,477

Long-term note payable - bank                        90,000          -
Deferred tax liability (Note 3)                      11,000          -

Stockholders' equity (Note 5):
  Preferred stock, $.0001 par value;
   100,000,000 shares authorized, none issued             -          -
Common stock, $.0001 par value; 800,000,000
   shares authorized, 344,128,623 shares
  (September) and 361,617,938 shares (June)
  issued and outstanding                             34,413     36,162
Additional paid-in capital                        1,045,175  1,106,799
Retained earnings                                   405,197    606,612
                                                  ---------  ---------
Total stockholders' equity                        1,484,785  1,749,573
                                                  ---------  ---------
                                                 $1,810,451 $1,877,050
                                                 ========== ==========


















                           See accompanying notes

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                            INCOME STATEMENT

             For the Three Months Ended June 30, 200 and 2001
                             (Unaudited)

                                                     2000       2001
                                                     ----       ----

Revenues:
  Sales                                          $ 70,291     $  64,556
  Service contract income                         312,438       359,557
  Parking ticket collections                      201,237        27,328
                                                ---------      --------
    Total revenues                                583,966       451,441

Costs and expenses:
  Cost of sales                                    24,178        29,226
  Cost of services                                137,661       128,651
  Cost of parking ticket collections               19,451        27,394
  General and administrative                      154,934       142,068
  Stock compensation                                  875             -
  Research and development (Note 5)                15,558        10,414
                                                 --------      --------
   Total costs and expenses                       352,657       337,753
                                                 --------      --------
Income from operations                            231,309       113,688

Other income (expense):
  Interest income                                   3,620         2,429
  Interest expense                                 (5,241)         (916)
                                                 --------       -------
Total other income (expense)                       (1,621)        1,513
                                                 --------       -------
Income before provision for income
 taxes and gain in equity-basis partnership       229,688       115,201
Provision for income taxes                        (75,127)      (41,386)
Gain in equity basis partnership
  (net of tax expense of $12,041 -2000 and
  $484 -2001)                                      21,406         1,843
                                                 --------       -------
Net income                                      $ 175,967     $  75,658
                                                =========     =========
Basic net income per common share               $       *     $       *
                                                =========     =========
Weighted average number of shares outstanding 340,200,000   361,600,000
                                              ===========   ===========


*  Less than $.01 per share




                              See accompanying notes

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                INCOME STATEMENT

                  For Nine Months Ended June 30, 2000 and 2001
                                  (Unaudited)

                                                     2000         2001
                                                     ----         ----
Revenues:
  Sales                                         $  127,090    $  125,279
  Service contract income                          912,917     1,013,991
  Parking ticket collections                       297,239        97,840
                                                 ---------     ---------
    Total revenues                               1,337,246     1,237,110

Costs and expenses:
  Cost of sales                                     66,555        85,341
  Cost of services                                 382,550       359,238
  Cost of parking ticket collections                84,424        92,008
  General and administrative                       439,071       424,965
  Stock compensation                                15,225             -
  Research and development (Note 5)                 45,060        25,814
                                                 ---------      --------
Total costs and expenses                         1,032,885       987,366
                                                 ---------      --------
Income from operations                             304,361       249,744

Other income (expense):
  Interest income                                    4,906         9,199
  Interest expense                                 (17,921)       (5,985)
                                                 ---------       -------
Total other income (expense)                       (13,015)        3,214
                                                 ---------       -------
Income before provision for income taxes
 and gain in equity-basis partnership              291,346       252,958

Provision for income taxes                         (96,352)      (72,105)

Gain in equity basis partnership (net of
  tax expense of $16,100 -2000 and $6,493 -2001)    28,621        20,562
                                                  --------       -------
Net income                                       $ 223,615     $ 201,415
                                                 =========     =========
Basic net income per common share                $       *     $       *
                                                 =========     =========
Weighted average number of shares outstanding  339,100,000   352,300,000
                                               ===========   ===========
*  Less than $.01 per share




                                   See accompanying notes

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended June 30, 2001
                                  (Unaudited)





                                                                  Additional
                                         Common stock              paid-in              Retained
                                     Shares        Amount          capital              earnings
                                     ------        ------          -------              -------

Balance, September 30, 2000        344,128,623   $  34,413        $1,045,175            $  405,197

  Issuance of common stock in
   exchange for aquisition of web
   sites from and officer of the
   Company (Note 4)                 17,489,315       1,749            61,624                     -

  Net income for the nine months
   ended June 30, 2001                       -           -                 -               201,415
                                  ------------   ---------        ----------             ---------
                                   361,617,938   $  36,162        $1,106.799            $  606,612
                                  ============   =========        ==========            ==========

                           See accompanying notes
                                     6

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                               STATEMENT OF CASH FLOWS

                    For the Nine Months Ended June 30, 2000 and 2001
                                     (Unaudited)

                                                     2000         2001
                                                     ----         ----
Cash flows from operating activities:
  Net income                                      $ 223,615   $ 201,415
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                  179,188     157,454
     Deferred income tax (benefit) expense            4,050     (11,000)
     Common stock issued for services and for
       acquisition of web sites                      15,225      61,624
     Changes in assets and liabilities:
       Accounts receivable                          (63,696)    (34,934)
       Notes receivable                             (10,638)          -
       Income taxes receivable                            -     (29,472)
       Inventories                                    2,502       8,918
       Prepaid expenses                               9,167      10,450
       Gain in equity basis partnership             (44,721)    (27,055)
       Accounts payable                             (11,245)     (9,496)
       Income taxes payable                          78,061     (46,000)
       Deferred revenue                              (6,886)      3,307
                                                   --------    --------
       Total adjustments                            151,007      83,796
                                                   --------    --------
     Net cash provided by operating activities      374,622     285,211

Cash flows from investing activities:
  Acquisition of furniture and equipment - net      (81,095)    (85,976)
  Deposits and other                                 (2,875)        308
  Increase in software development costs            (37,829)    (59,373)
                                                   --------    --------
    Net cash used in investing activities          (121,799)   (145,041)

Cash flows from financing activities:
  Payments on note payable - bank                  (100,000)    (90,000)
  Payments on note payable - shareholder            (75,000)    (45,000)
                                                   --------    --------
    Net cash used in financing activities          (175,000)   (135,000)
                                                   --------    --------
  Decrease in cash and cash equivalents              77,823       5,170
  Cash and cash equivalents at beginning of period  315,579     435,238
                                                   --------    --------
  Cash and cash equivalents at end of period       $393,402    $440,408
                                                   ========    ========




                            See accompanying notes

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 June 30, 2001

1. Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2000 and June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2000 and 2001.

2. Inventories

   Inventories consist of the following at:

                                         September 30,      June 30,
                                            2000              2001
                                            ----              ----
    Finished goods                       $      7,800     $   46,600
    Work in process                                 -         23,300
    Purchased parts and supplies              156,452         85,434
                                         ------------     ----------
                                         $    164,252     $  155,334

 3. Income taxes

    The provision for income taxes for the nine months ended June 30, 2000 and 2001 is based on the expected tax rate for the year.

    As of September 30, 2000 and June 30, 2001, total deferred tax assets and liabilities are as follows:


                                         September 30,      June 30,
                                            2000              2001
                                           ----              ----

      Deferred tax assets                $   74,000      $   57,000
      Deferred tax liabilities              (85,000)        (57,000)
                                         ----------      ----------
                                         $  (11,000)     $        -
4. Notes payable

  Related party:

  During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually. During the year ended September 30, 2000, the due dates of two of the remaining notes for a total of $45,000 were extended to May 1 and June 30, 2001. The notes were paid in full during the three months ended June 30, 2001.

   Bank:

   In October 2000, the Company extended the due date of its note payable - bank to October 15, 2001. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company. The note was paid in full during the three months ended June 30, 2001.

5. Stockholders' equity

   In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses were acquired in February 2001 and were recorded by the Company at the president's historical cost basis in the trademarks and proprietary technology related to the websites which approximates the par value of the shares to be issued of $1,749. This has been included on the balance sheet under software development costs. The income tax benefit to be derived from the amortization of the tax basis of the web sites is recorded as an addition of $61,624 to additional paid-in capital.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Material Changes in Financial Condition
---------------------------------------
At June 30, 2001, the Company had working capital of $828,842 derived primarily from contract sales, as compared to working capital of $681,445 at September 30, 2000. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations
-----------------------------------------
During the quarter ended June 30, 2001, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, and privatization contracts. New contracts signed during the quarter included Children's Hospital of Denver.

Revenues during the quarter were lower than the prior year's quarter by $132,525 because during the prior year's quarter the Company had a one time event of selling the Maywood backlog tickets to the Village for $150,000. Expenses decreased by 4% over the prior year's quarter. The Company reported a profit of $75,658 for the 2001 quarter as compared to a net profit of $175,967 for the prior year's quarter, which included the $150,000 Maywood buyout.

Forward Looking Information
---------------------------
Statements of the Company's or management's intentions, beliefs, anticipations,expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform
Act of 1995. As with any future event, there can be no assurance that the events described in the forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities,
(iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

Chat Room Disclaimer
--------------------
This forum of exposure to publicly traded companies presents a venue for the public to inquire about companies from other individuals as well as post opinions.

The Company has no way to regulate postings nor monitor information posed on these boards. Management can only provide accurate information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and has been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
On September 19, 2000, the Company filed an action in Suffolk
County Superior Court against John Short, Syracuse, New York, who posted as Darth4, MrDarth4, and other aliases on Raging Bull and other message boards. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers, and any activities related thereto. Subsequent to June 30, 2001, the Company has filed for a default judgement against Mr. Short.

Item 2. Changes in Securities and Use of Proceeds
          None

Item 6. Exhibits and Reports on Form 8-K
          None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001              CLANCY SYSTEMS INTERNATIONAL, INC.
                                        (Registrant)



                                       By:  /s/ Stanley J. Wolfson
                                   ----------------------------------
                                       Stanley J. Wolfson, President
                                       and Chief Executive Officer