Form 10KSB
period 2001-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-01-07
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-KSB

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:  September 30, 2001

	OR

   _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ___________

                 Commission file number:   33-4882-D
                 CLANCY SYSTEMS INTERNATIONAL, INC.
        (Exact name of Company as specified in its charter)
   _____COLORADO_______                ______84-1027964______
 (State or other jurisdiction of           (IRS Employer  Identification
   incorporation or organization            Number)

         2250 S. Oneida #308, Denver, Colorado 80224
     (Address of principal executive offices and Zip Code)
                       (303) 753-0197
      (Company's telephone number, including area code)

                        N/A
     (Former name, former address and former fiscal year, if changed since last report)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   (1) Yes __X__   No _____
   (2) Yes __X__   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $1,631,590. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of January 4, 2002 was approximately $1,615,111

Class                        Outstanding at January 4, 2002

Common stock, $.0001 par value           361,617,938 shares


Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

               Yes___ No  X

              CLANCY SYSTEMS INTERNATIONAL, INC.
                       Form 10-KSB
                         PART I

Item 1.  Description of Business

     (a) Business Development. In April 1987 Oxford Financial, Inc. (Oxford) merged with Clancy Systems International, Inc.
(Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the "Company or Company"). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

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

     The Company also acquired and developed several stand alone computer programs for special niche operations including IDBadge.com, WhatsImportantNow.com, VirtualPermit.com, Remit-online.com and Expo1000.com. The Company acquired Expo1000.com and Remit-online.com during fiscal year 2001. The Company developed IDBadge.com, WhatsImportantnow.com and VirtualPermit.com internally.

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

     A new service offered to clients during the 2001 year is a permit fulfillment program. Purchasers can purchase permits at on-line web addresses for specific agencies. Payment processing will be done for checks and credit cards and the permits will be mailed directly for the agencies.

     The Company's contracts for its parking enforcement systems generally provide that the Company will provide the ticketwriters, a back office processing system, custom software and training and support in consideration of a fee per citation issued, a monthly fee for computer equipment rental and/or a set monthly fee. Occasionally, the Company will provide its system through an outright sale rather than through its typical lease arrangement. The Company generally warrants its equipment, provides updating and improvements to its system hardware and software and provides customary indemnification. The Company also contracts its systems under a privatization program whereby the Company provides a complete facilities management program for the client. The operation includes personnel to operate the system, issue tickets, and take care of enforcement tasks, along with the collection of ticket revenues, backlog ticket collections and other related duties. These programs are offered under a revenue guarantee or revenue split contract.

   The Company currently has systems installed in municipalities and universities representing approximately 8,000,000 tickets issued per year.

The Denver Boot

     The Denver Boot is a metal clamp which is fastened around a wheel which effectively prevents a vehicle from being moved. The Denver Boot is removed by unlocking a padlock. The Company acquired all rights to the product in a transaction with Grace Berg in June of 1994. The Company paid Mrs. Berg a royalties on
all sales for a period extending through  June 1999.   The Denver
Boot is used by a number of law enforcement agencies on vehicles with multiple offenses. The Denver Boot can be integrated into the Company's parking control and enforcement system or may be sold separately. The Company recently introduced a Super Boot to fit some of the larger pickup trucks and SUV models.
-3-

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

     (b)(3)  Status of Publicly-Announced New Product or Services.

Remit-online.com

    Remit-online.com is an Internet based payment processing system which allows for credit card and check payments to be made for parking citations and other payment processing activities. The business was developed independent of Clancy and funded by Stanley Wolfson, the President of Clancy. The Company acquired Remit-online.com (with Expo1000.com) from Wolfson in February 2001, in exchange for 17,489,315 shares of Clancy Systems International, Inc. restricted stock.

     Remit-online.com has been expanding and is being offered to all clients of the Company as well as to other parking industry businesses. The company is able to process credit card and check payments through services provided by 3rd parties. The company receives a processing fee for each transaction. As each transaction is processed, notification is sent to the paid agency by email so that posting of the account can be made promptly as parking citations are date critical regarding amount due and potential late fees. Settlement of collected funds between the Company and the agency is made based on contractual agreement either weekly or monthly.

Expo1000.com

     Expo1000.com is an Internet based industry guide that is structured as a virtual trade show with links to the actual exhibitors Web sites. Expo1000.com was developed and funded independent of the Company, and acquired from Stanley J. Wolfson with the Remit-online business on November 18, 1999. The final agreement and issuance of shares took place in early 2001.

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

WhatsImportantNow.com

     This is a PC based messaging program which allows user to send critical data and messages to pagers and cell phones. This program is marketed as a stand alone product and is sold for $79 per license. While available for purchase to outside customers, this program is made available to the Company's clients and is used extensively in house.

IDBadgemaker.com

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

VirtualPermit.com

     This program is a paperless permit system now being used by many of the Company's clients. It includes monitoring lots and garages, inventory of spaces, and can validate active or lapsed permits.

      (b)(4) Competition. The Company is aware of several other companies that currently offer an automated ticket writing system:
Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2, and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, its excellent program for customer support and because of the various enforcement products which it offers to complement its system.

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

    The Company markets its ticket writing and enforcement system directly to municipalities, universities, colleges, institutions and parking companies through commissioned sales representatives and members of management. The Company currently has marketing alliances with two organizations throughout the United States. The Company's management attends trade shows and makes direct sales calls.

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

     The Company introduced a new line of printers which are manufactured in "hot" colors of clear plastic in the colors berry, watermelon, lime, mango, grape and clear. Another new item is the short range RF printer which is a cordless model with RF interface to handheld terminals. The Company has begun the engineering of a new printer to interface to Palm Computing devices. In December 2001, the Company will began production of a special keyboard/cradle for the Palm 500 series and in February 2002, the -7-

Company will begin manufacturing a new printer to interface directly to the Palm 500 series models.

     New software products introduced by the Company during 2000, which complement the parking citation issuance programs, include:
ID BADGEMAKER (which is sold for $199 per license) and PalmTicketer which is a program to issue special event tickets. The Company has enhanced features on its ticket processing system; digital photo system; virtual permit system which is a fully operational permit issuance, payment and tracking system which reduces paperwork, decal distribution and employee time to administer a parking permit program; a daily permit one use parking permit program for short duration parking validation; an employee badge ID system which can be used by parking systems, rental car systems, and other industries; a management alert system which is an automated data analysis program which emails information and alerts directly to management to reveal such information as permit violations, ticket issuance productivity numbers, revenue numbers and other strategic and timely
information.   New software products introduced during the year
2001 include the on-line permit renewal system.

    (b)(6) Significant Customers. Presently, the Company has 116 customers. No customer has generated more than 7% of total revenues. The City of Berkeley, California; the City of Yonkers, and Phoenix Group are customers each generating more than 5% of the Company's revenues for the year ended September 30, 2001. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through January 31, 2002. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge. The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During fiscal year 2001, the revenues from the City of Berkeley
                               -8-
system represented approximately 6.2% of the Company's total revenues.

     Yonkers, NY. On July 1, 1995, the Company entered into a contract with Yonkers, NY to provide a parking ticket issuance system for its Parking Violations Bureau and its Yonkers Parking Authority. The Company provides hardware, custom software, maintenance, support and supplies. The Company receives a fee for each citation form purchased. During fiscal year 2001, revenues from the City of Yonkers system represented approximately 5% of the Company's total revenues.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group, although Clancy services the clients directly. In the year ended September 30, 2001, sales to Phoenix Group represented 7% of the Company's total revenues.

     Privatization Contracts. . In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT. The Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The contract provided for a $35,000 annual revenue guarantee to the city for the first year. For subsequent years, the Company pays the City a 50/50 split after all expenses are paid.

     Urban Transit Solutions, Puerto Rico. In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 2001, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao and Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and will be responsible for collection of parking meter revenues. In Cauguas, UTS leases a parking facility from the City and collects the parking revenues from the lot. In Humacao, UTS installed meters and collects revenues from the meters. UTS anticipates additional contracts in Puerto Rican cities for meter installation and collections. Their marketing approach has been to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations. The Company reported a gain of $21,358 at September 30, 2001 on its ownership of the UTS partnership. See legal proceedings.

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

    During fiscal 2000/2001, Clancy completed development of a new printer to interface to Palm handheld devices. The printer is
scheduled for production in late February 2002.   It will
incorporate a state of the art print mechanism, light weight battery technology and flat forms.

    The Company is developing a keyboard and cradle for Palm devices.

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

     The Company's software is maintained and updated on a regular basis. The software for the enforcement system ticketwriter and rental car return systems were developed by Stanley Wolfson. The
                             -10
software for the Fleet Control inventory control system initially was developed by Mr. Wolfson in his capacity as an officer and employee of Stan Wolfson and Associates, Inc., and subsequently was transferred to the Company. The software allows the ticketing, rental and inventory information to be entered and stored and the tickets, rental agreements and inventory information to be printed. The user of the enforcement system also may use the computer to look up information relating to possible stolen or multiple violation vehicles.

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

     The Company spent $59,170 and $42,296 on research and development activities for the fiscal years ended September 30, 2000 and 2001, respectively. None of the cost of such activities was borne directly by the customers.

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

Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver,
                          -11-

Colorado for its corporate offices for $2283 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2002.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2002.

     The Company leases an office in Logan, Utah which is approximately 700 square feet from an unaffiliated party. Rental payments are $578 per month plus utilities pursuant to a lease agreement which expires June 10, 2002.

     The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

In August 2000, the Company hired the law firm of Bingham Dana Ltd to commence actions on behalf of the Company against several John Does that bashed the company by posting false information about the Company and its officers and directors on the Raging Bull Internet chat room site and other chat rooms. On September 19, 2000, the Company filed an action in Suffolk Superior Court against John Short, Syracuse NY, who posted as Darth4, MrDarth4 and possible other aliases. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers and any activities related thereto. The Company is currently pursuing identities of and subsequent action against several other John Does.

In a judgement rendered by the Superior Court Department of the Trial Court of Suffolk County, MA, a default judgement against Mr. John Short was entered on October 31, 2001. The judgement orders Short to pay the Company attorney's fees and costs of $16,699.61 and an additional fine of $50,000 for his willful failure to comply with a Court order of June 28, 2001. Mr. Short filed an appeal on December 2, 2001, 3 days late of the 30 day appeal period. The Company is filing a motion to strike the notice of appeal as untimely.

In a civil action filed by the Company in the District Court of Puerto Rico on August 22, 2001, the Company has filed for remedies for non performance by Urban Transit Solutions. The company seeks a declaratory judgement, injunctive and mandatory relief, as well as damages and loss of profits from the defendants for their actions in systematically and intentionally denying and excluding Clancy from all of its rights in Urban Transit Solutions. A trial date has not been set.

In an action filed against the Company by Philip Benjamin Davis in the Circuit Court for the City of Richmond, Davis seeks Judgement against the Company for payment of a finder's fee for the opportunity to invest in Urban Transit Solutions as well as other compensation for contracts in Richmond, VA, North Carolina State University, and Charleston SC. The Company had commission agreements with Davis for Richmond VA and North Carolina State University through August 1998. All commissions due Davis were paid in full. Davis was not the sole procuring agent for the sale of the system in Charleston SC and was paid a 10% finders fee which he agreed to and knowingly accepted as payment in full. No compensation agreement was ever reached between Clancy and Mr. Davis in relation to Urban Transit Solutions. In addition all the terms presented to Clancy by Mr. Davis as a reason for investment in UTS have not come to fruition or been honored. Venue has been changed to the Eastern District of the Virginia Federal Court.
The Company is seeking damages against Mr. Davis.



Item 4.    Submission of Matters to a Vote of Security Holders.

     None.














-13-
<PAGE









PART II


Item 5(a). Market for Company's Common Stock and Related Security
Holder Matters.

     The principal market on which the Company's Common Stock is traded is the over-the-counter market and the Company's Common
Stock is quoted in the OTC Bulletin Board.

     The range of high and low bid quotations for the Company's Common Stock for the last two fiscal years are provided below.
The quotations are obtained daily from Yahoo.com stock quotations via the Internet. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                             High bid   Low bid
10/1/99 - 12/31/99           .025        .007
1/1/00  - 3/31/00            .510        .019
4/1/00  - 6/30/00            .200        .050
7/1/00  - 9/30/00            .090        .040
10/1/00 - 12/31/00           .031        .015
1/1/01  - 3/31/01            .031        .015
4/1/01  - 6/30/01            .02         .01
7/1/01  - 9/30/01            .01         .005


     On December 31, 2001 the reported bid and asked prices for the Company's Common Stock were $.006 and $.007, respectively.

     The approximate number of record holders of the Company's
Common Stock on January 4, 2002 was 610.

     The Company has paid no dividends with respect to its Common
Stock.

     There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

     From fiscal 2000 to fiscal 2001 revenues increased by
approximately 2%.   The Company's parking enforcement systems
research and development costs decreased from $59,170 to $42,296, or 28.5% from fiscal 2000 to fiscal 2001. General and Administrative costs increased by 11.3% from 2000 to fiscal 2001. The increase in General and Administrative costs is related to increase in expenses including legal fees. The Company reported an after tax profit of $201,400 for fiscal 2000 as compared to an after tax profit of $168,022 for fiscal 2001. The Company disposed of and charged off obsolete components and fixed assets during this business year.

     From fiscal 1999 to fiscal 2000 revenues decreased
approximately 10.5%.    The Company's parking enforcement research
and development costs increased from $52,185 to $59,170 or 13.4%, from fiscal 1999 to 2000. General and administrative costs decreased by 4.1% from fiscal 1999 to fiscal 2000. The Company reported a profit of $163,836 for fiscal 1999 as compared to a profit of $201,400 for fiscal 2000.

     Since November 1986, the Company has had a professional services contract with Oklahoma City to provide a ticket writing system for a set monthly fee. For the fiscal years ended September 30, 2000 and 2001, the contract with Oklahoma City accounted for 4.8% and 4.9%, respectively, of the Company's total revenue. See Part I, Item 1 (b)(6).

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 2000 and 2001, the contract with the City of Berkeley accounted for 6.7% and 6.2% of the Company's total revenue.

    During the fiscal years ended September 30, 2000 and 2001, the Company had in place a total of approximately 112 and 116 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     At September 30, 2001, the Company had working capital of $812,133 as compared to $681,445 at September 30, 2000. The
Company's current ratio increased from 4.03 to 1 to 7.23 to 1 from September 30, 2000 to September 30, 2001.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2002.

    The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loans to its primary bank and a private lender have were paid back by Company revenue.

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

     In August 2000, the Company began design of a new printer to work with Palm devices. The product in full production in February, 2002.

     The Company has experienced a large number of inquiries about its system related to the total program and special features and anticipates growth in this area in the next fiscal year. In addition, the Company has had a significant growth in interest in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. The Company has experienced a pattern of growth with this product and anticipates future sales to increase significantly. Management believes exposure via the Internet has been favorable for this product. There has been a demand for the Denver boot for enforcement on private property.

     The Company has experienced a significant interest in its ID Badgemaker software since September 11. The demand for the program has increased significantly and the company has provided its program to news services, janitorial services, and social services organizations.

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

     Report of Independent Certified Public Accountants

     Balance Sheet - September 30, 2000 and September 30, 2001

     Statement of Operations - Years ended September 30, 2000
                        and 2001

     Statements of Stockholders' Equity - Years ended September
                        30, 2000 and 2001

     Statements of Cash Flows - Years ended September 30, 2000
                        and 2001

     Notes to Financial Statements


Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     Not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive
Officers.
                              Position                   Dates
                                                         of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    58    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       56    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

(a)(4) The business experience of the Company's officers and directors is as follows:

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

     (a)(5)  Directorships Held in Reporting Companies.  None.

     (b)   Identification of Certain Significant Employees.
           None.

     (c) Family Relationships. Lizabeth M. Wolfson,
Secretary-Treasurer and Chief Financial and Chief Accounting
Officer of the Company, is the wife of Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company.

     (d)  Involvement in Certain Legal Proceedings.

          None

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.        Executive Compensation.

     (a) General. For the fiscal year ended September 30, 2001 the Company paid a ten percent sales commission totaling $3,106 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $55,200 for the most recent fiscal year ended.

(b)  Summary Compensation Table.

        (a)                   (b)            (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            2001       $55,200       $3,106
President and Chief           2000        50,400        2,551
Executive Officer             1999        50,400        3,034

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of January 4, 2002 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)          36.2%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck               63,639,660              17.6%
9310 Watson Gulch
Littleton, CO 80128

All officers and directors      130,887,779 (1)          36.2
as a group (2 persons)

__________

 (1) Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 130,887,779 owned by Stanley J. Wolfson.

     (c)  Changes in Control.

     The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company.

Item 12.     Certain Relationships and Related Transactions.

     Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.

     On November 18, 1999 the board of directors of the Company approved the acquisition of two Internet business opportunities funded and developed independent of the Company by Mr. Wolfson. The final acquisition was completed in February 2001. Under the terms of the final agreement, the Company issued 17,489,315 shares of its common stock in exchange for the Remit-online.com and Expo1000.com web sites.

Item 13.     Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following is a complete list of exhibits filed as a part of this Report on Form 10-KSB and are those incorporated herein by reference.

Exhibit Number         Title of Exhibit

     2.1   Assignment and Bill of Sale date February 23, 2001.
           Filed herewith.

     3.1 Articles of Incorporation filed with the Colorado Secretary of State on March 3, 1986 (2)

     3.1(a)  Articles of Amendment to Articles of Incorporation
            (2)
     3.3    Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions

     10.6 Indemnification Agreements between the Company and Robert M. Brodbeck, Stanley J. Wolfson and
            Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12  Indemnity Agreements between Company and
            Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
            Lawrence and Lizabeth M. Wolfson (3)
     ________

(1) Incorporated by reference from exhibit 2.1 filed with the Company's current report on Form 8-K dated February 26,
     1987.

(2) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form
     S-18, SEC File No. 33-4882-D.

 (3) Incorporated by reference from the like numbered exhibits filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report the Company filed no reports on form 8-K.



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY COMPANYS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      None.

                                SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CLANCY SYSTEMS INTERNATIONAL, INC.




                               By  /s/ Stanley J. Wolfson
                               Stanley J. Wolfson, President


Date:  January 4, 2002

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 4, 2002          /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: January 4, 2002           /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Clancy Systems International, Inc.


We have audited the balance sheet of Clancy Systems
International, Inc. as of September 30, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. at September 30, 2000 and 2001, and the results of its operations and its cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Denver, Colorado
December 11, 2001       CAUSEY DEMGEN & MOORE INC.

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                              BALANCE SHEET
                        September 30, 2000 and 2001

ASSETS
                                                  2000            2001
                                                 - - -          - - - -
Current Assets:
Cash, including interest bearing accounts of
      $263,230 (2000) and $263,945 (2001)      $    435,238      385,491
   Accounts Receivable                              294,521      342,323
   Income tax refund  (Note 6)                            -       55,346
   Inventories (Note 2)                             164,252      144,602
   Prepaid expenses                                  12,100       14,645
                                                ------------ -----------
      Total current assets                          906,111      942.407

Furniture and equipment, at cost
   Office furniture and equipment                   154,285       97,501
   Equipment under service contracts (Note 10)    1,270,655      982,290
                                              -------------   ----------
                                                  1,424,940    1,079,791
Less accumulated depreciation                   ( 1,096,481)  (  811,211)
                                              ------------- ------------
   Net furniture and equipment                      328,459      268,580

Other assets:
Investment in partnership (Note 4)                  432,801      454,159
   Deferred tax asset                                     -       46,400
   Note receivable - employee                        10,618       10,277
   Deposits                                           3,769        3,194
   Software development costs, net of accumulated
    amortization of $245,534 (2000) and $305,212
    (2001)                                          128,693      146,035
                                                 ----------    ---------
                                                    575,881      660,065
                                                  ---------   ----------
                                               $  1,810,451  $ 1,871,052
                                                  =========     ========




See accompanying notes
F-2

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                              BALANCE SHEET
                        September 30, 2000 and 2001

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    2000             2001
                                                  - - - -          - - - -
Current Liabilities:
   Notes payable - shareholder (Note 5)       $     45,000     $         -
   Accounts payable                                  9,496          16,008
   Income taxes payable                             46,000               -
   Deferred revenue                                124,170         114,266
                                                ----------      ----------
         Total current liabilities                 224,666         130,274

Long-term note - bank (Note 5)                      90,000               -

Deferred tax liability (Note 6)                     11,000               -

Commitments (Note 9 and 10)                              -               -

Stockholders' equity (Notes 8 and 12):
   Preferred stock, $.0001 par value;
   100,000,000 shares  authorized, none issued           -              -
 Common stock, $.0001 par value; 800,000,000 shares authorized, 344,128,623 shares (2000),
   361,617,938 shares (2001) issued and outstanding

   Additional paid-in capital                       34,413          36,162
   Retained earnings                               405,197         573,219
                                               -----------      ----------
  Stockholders' Equity                           1,484,785       1,740,778
                                                ----------     -----------
                                               $ 1,810,451    $  1,871,052
                                                 =========       =========









See accompanying notes
F-3

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                        STATEMENT OF OPERATIONS
                      September 30, 2000 and 2001
                                                      2000           2001
                                                    - - - -        - - - -
Revenues:
   Sales                                       $     176,151     $   219,250
   Service contract income (Notes 10 and 11)       1,161,545       1,293,299
   Parking ticket collections (Notes 10 and 11)      327,697         119,041
                                                   ---------     -----------
       Total revenues                              1,665,393       1,631,590
Costs and expenses:
 Cost of sales                                        82,924         139,158
   Cost of services (Note 2)                         509,968         492,822
   Cost of parking ticket collections (Note 10)      140,057         116,176
   General and administrative                        548,804         610,830
   Research and Development                           59,170          42,296
                                                   ---------     -----------
         Total costs and expenses                  1,340,923       1,401,282
                                                   ----------      ---------
Income from operations                                324,470        230,308
Other income (expense):
   Loss on  disposal of assets                              -         (1,044)
   Interest income                                      9,847         12,143
   Interest Expense                                   (22,018)        (5,986)
                                                   ----------      ---------
       Total other income (expense)                   (12,171)         5,113
                                                   ----------      ---------
Income before provision for income tax and
    loss in equity-basis partnership                   312,299       235,421
Provision for income taxes (Note 6):
   Current expense                                     104,230        52,694
   Deferred expense                                      5,000        28,822
                                                  ------------      --------
      Total income tax expense                         109,230        81,516
Income (loss) in equity-basis partnership
(net of tax benefit of $1,065, 2000 and tax
expense of $7,241, 2001) (Note 4)                      (1,669)        14,117
                                                  ------------      --------
Net income                                         $  201,400     $  168,022
                                                     ========       ========
Basic net income per common share (Note 7)       $          *   $          *
                                                 ============   ============
*Less than $.01 per share
See accompanying notes
F-4
<PAGE











                               CLANCY SYSTEMS INTERNATIONAL, INC.
                               STATEMENT OF  STOCKHOLDERS' EQUITY
                         For Years Ended September 30, 2000 and 2001

                                                                    Additional
                                               Common stock          paid-in            Retained
                                          shares         amount       capital           earnings

Balance, September 30, 1999            336,889,149   $   33,689    $ 1,030,674       $   203,797

Issuance of stock for services           4,350,000          435         14,790                 -
   Exercise of stock options by
   exchange of mature shares previously
   held by director                     2,889, 474          289          ( 289)                -
                                     -------------     --------      ----------       --------------
Balance, September 30, 2000            344,128,623       34,413       1,045,175          405,197

  Issuance of common stock in
  exchange for acquisition of
  web sites from an officer of the
  Company (Note 12)                     17,489,315        1,749          86,222                -
   Net income for the year ended
     September 30, 2001                          -            -               -           168,022
                                      ------------   ----------      ----------         ---------
Balance, September 30, 2001            361,617,938  $    36,162   $   1,131,397       $   573,219
                                         =========      =======       =========          ========
See accompanying notes
F-5

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         STATEMENT CASH FLOWS
                       September 30, 2000 and 2001
                                                           2000        2001
                                                        - - - -    - - - -
Cash flows from operating activities:
   Net income                                      $    201,400    $  168,022
   Adjustments to reconcile net income to net
   cash provided by operating actvities:
           Loss on disposal of assets                         -         1,044
           Depreciation and amortization                231,327       216,103
           Deferred income tax expense                    5,000        28,822
           Common stock issued for services and for
              acquisition of web sites                   15,225         1,749
     Change in assets and liabilities:
           Investment in equity-basis partnership         2,734      ( 21,358)
           Accounts receivable                          (17,366)      (47,802)
           Inventories                                   (3,670)       19,650
           Income taxes refundable                            -       (55,346)
           Prepaid expenses                              (2,933)       (2,545)
           Accounts payable                              (3,041)        6,512
           Income taxes payable                          38,700       (46,000)
           Deferred revenue                              26,405        (9,904)
                                                      ---------      ---------
           Total adjustments                            292,381        90,925
                                                  -------------    ----------
               Net cash provided by operating
               activities                             493,781          258,947
Cash flows from investing activities:
   Acquisition of furniture and equipment            (104,122)        ( 97,015)
   Increase in software licenses and software
    development costs                                 (46,900)        ( 90,000)
   Increase in note receivable-employee               (10,618)             341
   Increase in deposits and other assets               12,858                -
                                                    ----------     -----------
        Net cash used in financing activities        (149,122)       (173,694)
Cash flows from financing activities:
   Payments on note -shareholder                      (75,000)        (45,000)
   Payments on note -bank                            (150,000         (90,000)
                                                    ---------      ----------


(Continued on following page)
See accompanying notes

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                    STATEMENT CASH FLOWS
                   September 30, 2000 and 2001
                                                             2000        2001
                                                            - - - -   - - - -
Increase (decrease) in cash and cash equivalents           119,659    (49,747)

Cash and cash equivalents at beginning of year             315,579    435,238
                                                        ---------- ----------
Cash and cash equivalents at end of year                $  435,238 $  385,491
                                                          ========   ========

Supplemental disclosure of cash flow information:

Cash paid during the year for interest                  $   21,685   $  5,985
                                                           =======    =======
Cash paid during the year for income taxes              $   57,165  $ 163,475
                                                           =======    =======























See accompanying notes
F-7

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and 2001

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

Accounts receivable:

No provision for doubtful accounts was deemed necessary at September 30, 2000 or 2001.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized basedon the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2000 and 2001 amounted to $61,402 and $59,678, respectively and is included in cost of services.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and 2001


1.  Organization and summary of significant accounting policies (continued)

Furniture and equipment:

Furniture and equipment are stated at cost.

Depreciation is provided by the Company on the straight line and accelerated methods over the assets' estimated useful lives of five years. Property and equipment consists primarily of computers and printers which are subject to technical obsolescence. Depreciation expense for the years ended September 30, 2000 and 2001 amounted to $169,925 and $156,425, respectively, and is included in cost of services.

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

Advertising costs:

The Company expenses the costs of advertising as incurred. Advertising expense was $12,238 and $15,963 for the years ended September 30, 2000 and 2001, respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
                 NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000 and 2001


1.  Organization and summary of significant accounting policies (continued)

Income taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized 263A costs.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At September 30, 2000 and 2001 and at various times during the years, the balance at one of the financial institutions exceeded FDIC limits.

The Company provides credit, in the normal course of business, to customers throughout the United States, Canada and England. The Company performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000 and 2001

2.  Inventories

Inventories consist of the following at September 30:
                                                  2000          2001
                                                ------          ------
      Finished goods                       $     7,800      $  24,333
      Work in proces                                 -          1,885
      Purchased parts and supplies             156,452        118,484
                                              --------       --------
                                             $ 164,252     $  144,602
                                              ========       ========
3.  Related party transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation.
For the years ended September 30, 2000 and 2001, commissions of $2,746 and $3,094 have been paid under this agreement, respectively.

4.  Investment in partnership

On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions of Puerto Rico (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of parking meter installations and their parking ticket management and collection services.

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

The Company's investment in the net assets of the Partnership accounted for under the equity method amounted to $432,801 and $454,159 at September 30, 2000 and 2001, respectively. The condensed results of the operations and financial position of the Partnership are summarized below:

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                     September 30, 2000 and 2001

4.  Investment in partnership (continued)

     Condensed statement of operations   For the year ended  For the year ended
                                         September 30, 2000  September 30, 2001
                                          ----------------    -----------------
     Total revenues                    $       685,740          $   1,002,883
     Total costs and expenses                 (690,296)              (967,287)
                                         -----------------     ---------------
     Net income (loss)                $         (4,556)         $      35,596
                                          ===============      ===============
     Condensed balance sheet           September 30, 2000    September 30, 2001
                                       ------------------     ----------------
     Current assets                   $        42,704          $     155,251
     Non-current assets                       982,139              1,095,571
     Current liabilities                     (129,764)              (182,945)
     Long-term liabilities                   (464,267)              (369,971)
                                         ---------------       --------------
     Partnership capital                      430,812          $     697,906
                                         ==============         ===============

As of September 30, 2001 the Company and UTS were in the process of renegotiating the terms of the partnership agreement. (see Note 13)

5.  Notes payable

Notes payable - bank:

In October 2000, the Company extended the due date of its note payable - bank to October 15, 2001. The note bears interest at 9%, with interest payable monthly and is secured by a certificate of deposit in the name of two officers of the Company. The note was paid in full during the year ended September 30, 2001.

Notes payable - shareholder:

During the year ended September 30, 1999, the Company executed five notes payable from a major shareholder of the Company for a total of $120,000. The notes bear interest at 8 and 9% annually, and mature through February 29, 2000. During the year ended September 30, 2000, the due dates of two of the notes for a total of $45,000 were extended to May 1 and June 30, 2001. The notes were paid in full during the year ended September 30, 2001.

Interest in the amount of $5,850 and $5,652 was paid to the shareholder during the years ended September 30, 2000 and 2001, respectively.

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000 and 2001


6.  Income taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:
                                          2000            2001
                                         ------          ------
   Non current deferred tax assets    $  74,000     $    118,100
   Non current deferred tax
    liabilities                         (85,000)         (71,700)
                                      ----------       ----------
                                      $ (11,000)     $    46,400
                                        =======         ========

                                         2000             2001
                                        ------            -----
 Deferred tax assets:
  Loss on equity investment         $  26,000        $   16,000
      Section 263A Capitalization      47,000            35,000
      Website acquired from
         shareholder                        -            67,100
      Other                             1,000                 -
                                  ------------    -------------
                                       74,000           118,100
   Deferred liabilities:
     Depreciation and
       amortization               $   (85,000)      $  (71,700)
                                -------------    -------------
   Net non-current deferred
     taxes                       $   (11,000)          $46,400
                                ============          ========

7. Basicc net income per common share

Basic net income per common share is based on the weighted average number of shares outstanding during the years ended September 30, 2000 and 2001 of 340,348,532 shares and 354,670,128 shares respectively.

8.  Stockholders' equity

During January 2000, the Company issued to a director, options to purchase 3,000,000 shares of the Company's common stock, exercisable at $.0035 per share. In May 2000, the director exercised these options by providing the Company with 110,256 shares of common stock previously held in payment of the purchase price of the stock.

During the year ended September 30, 2000, the Company issued 3,100,000 shares of common stock to a director of the Company and 1,250,000 shares of common stock to three employees of the Company for services performed valued at $15,225 ($.0035 per share which was based on an average between public and private transactions).

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000 and 2001


Stock options:

The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock options issued. Had compensation costs for the stock option been determined based on the fair value at the grant date for the award during the year ended September 30, 2000, in accordance with the provisions of SFAS
No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below.
                                                           2000
                                                          ------
   Net income - as reported                          $   201,400
   Net income - pro forma                            $   182,014
   Income per share - as report                      $         *
   Income per share - pro forma                      $         *

*less that $.01 per share

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions; dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 6.5%; and expected life of 5 years.

9.  Lease agreements - as lessee

The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2002 and is party to various other short term leases for office and warehouse space. Total rent expense for the years ended September 30, 2000 and 2001 amounted to $39,181 and $41,874, respectively.

The future minimum lease payments under these obligations are as follows:

     Year ending September 30, 2002                $   18,263
                                                  -------------
                                                   $   18,263
                                                  ===========
Professional service contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2001, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        September 30, 2000 and 2001

10.  Professional service contracts (continued)

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:
                                             2000                  2001
                                          ------                   ------
   Equipment under service contracts    $   1,270,655        $   982,290
   Less accumulated depreciation            ( 955,889)          (731,210)
                                        -------------       ------------
                                        $     314,766         $  251,080
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

The terms of the agreements can be extended or discontinued with 30 days written notice. At September 30, 2001 the Logan, Utah agreement was still in effect.

11.  Export sales

The Company's export sales for the years ended September 30, by geographic area, are as follows:
                                           2000                2001
                                          ------              ------
     Canada                            $   99,000        $   105,000
                                         ========          =========
12.  Related party transaction

In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses were acquired in February 2001 and were recorded at the president's historical cost basis in the trademarks and proprietary technology related to the websites which approximates the par value of the shares issued of $1,749. The income tax benefit to be derived from the amortization of the tax basis of the web sites is recorded as an addition of $86,222 to additional paid-in-capital.

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        September 30, 2000 and 2001


Litigation

The Company has filed a lawsuit against Urban Transit Solutions, Inc. (UTS) before the Federal District Court of Puerto Rico. The Company claims that
UTS unlawfully issued dilutive shares of stock in the Company. The Company is seeking damages of $500,000 for the loss of the capital invested by Clancy in UTS, loss of profit and reasonable expectation of return on investment, estimated at $320,000 and loss of future profit and reasonable expectation of return on investment estimated at not less that $8,900. The court has not less than $8,900. The court has not provided a ruling or called the parties to hearing on any of the matters before it.

On November 15, 2001 the Company submitted a proposed settlement to UTS consisting of the redemption of Clancy's stock in exchange for a secured loan in the principal amount of $680,000 payable in five years. Settlement negotiations are ongoing.

On September 14,2001, an action was filed against the Company seeking judgment against the Company for payment of a finder's fee and for commission/ compensation relating to Company contracts. The Company is vigorously defending the suit. While the outcome of this matter cannot be predicted with certainty at this time, management believes it will not have a materially adverse effect on the Company's financial position.

Exhibit 2.1 ASSIGNMENT AND BILL OF SALE


STANLEY J. WOLFSON, an individual (Seller) in consideration for 17,489,315 shares of $0.0001 par value common stock of CLANCY SYSTEMS INTERNATIONAL, INC., a Colorado corporation (Buyer), valued at $255,347 and other valuable consideration, the sufficiency and receipt of which is hereby acknowledged, does sell, assign, transfer and convey unto Buyer, its successors and assigns, the following described property:

The websites known as Expo1000.com and Remit-online.com and all assets, trademarks and proprietary technology related thereto.

To have and to hold the same unto the Buyer, its successors and assigns, forever.

IN WITNESS WHEREOF, Seller has caused this instrument to be duly executed this 23rd day of February, 2001.


SELLER

/s/Stanley J. Wolfson

Stanley J. Wolfson
    3/2/01