Form 10KSB/A
period 2001-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-01-09
CIK 789318

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
as a group (2 persons)

__________

 (1) Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

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
                                                  =========     ========




See accompanying notes
F-2

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                              BALANCE SHEET
                        September 30, 2000 and 2001

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    2000             2001
                                                  - - - -          - - - -
Current Liabilities:
   Notes payable - shareholder (Note 5)       $     45,000     $         -
   Accounts payable                                  9,496          16,008
   Income taxes payable                             46,000               -
   Deferred revenue                                124,170         114,266
                                                ----------      ----------
         Total current liabilities                 224,666         130,274

Long-term note - bank (Note 5)                      90,000               -

Deferred tax liability (Note 6)                     11,000               -

Commitments (Note 9 and 10)                              -               -

Stockholders' equity (Notes 8 and 12):
   Preferred stock, $.0001 par value;
   100,000,000 shares  authorized, none issued           -               -
 Common stock, $.0001 par value; 800,000,000        34,413          36,162
   shares authorized, 344,128,623 shares (2000),
   361,617,938 shares (2001) issued and outstanding

   Additional paid-in capital                    1,045,175       1,131,397
   Retained earnings                               405,197         573,219
                                               -----------      ----------
  Stockholders' Equity                           1,484,785       1,740,778
                                                ----------     -----------
                                               $ 1,810,451    $  1,871,052
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
                                         =========      =======       =========          ========
See accompanying notes
F-5

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         STATEMENT CASH FLOWS
                       September 30, 2000 and 2001
                                                           2000        2001
                                                        - - - -    - - - -
Cash flows from operating activities:
   Net income                                      $    201,400    $  168,022
   Adjustments to reconcile net income to net
   cash provided by operating actvities:
           Loss on disposal of assets                         -         1,044
           Depreciation and amortization                231,327       216,103
           Deferred income tax expense                    5,000        28,822
           Common stock issued for services and for
              acquisition of web sites                   15,225         1,749
     Change in assets and liabilities:
           Investment in equity-basis partnership         2,734      ( 21,358)
           Accounts receivable                          (17,366)      (47,802)
           Inventories                                   (3,670)       19,650
           Income taxes refundable                            -       (55,346)
           Prepaid expenses                              (2,933)       (2,545)
           Accounts payable                              (3,041)        6,512
           Income taxes payable                          38,700       (46,000)
           Deferred revenue                              26,405        (9,904)
                                                      ---------      ---------
           Total adjustments                            292,381        90,925
                                                  -------------    ----------
               Net cash provided by operating
               activities                             493,781         258,947
Cash flows from investing activities:
   Acquisition of furniture and equipment            (104,122)       ( 97,015)
   Increase in software licenses and software
    development costs                                 (46,900)       ( 77,020)
   Increase in note receivable-employee               (10,618)            341
   Increase in deposits and other assets               12,858               -
                                                    ----------     -----------
        Net cash used in financing activities        (149,122)       (173,694)
Cash flows from financing activities:
   Payments on note payable-shareholder               (75,000)        (45,000)
   Payments on note payable-bank                     (150,000)        (90,000)
                                                    ---------      ----------
Net cash used in financing activities                (225,000)       (135,000)
                                                    ---------         -------

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