Form 10QSB
period 2001-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-02-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                    OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________  to

Commission file number:   33-4882-D

                    CLANCY SYSTEMS INTERNATIONAL, INC.
---------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

        Colorado                         84-1027964
--------------------------------------------------------------------
(State or other jurisdiction of       (IRS Employer Identification
 incorporation or organization)        Number)

        2250 S. Oneida #308, Denver, Colorado 80224
-----------------------------------------------------------------
        (Address of principal executive offices and Zip Code)

        (303) 753-0197
------------------------------------------------------------------
        (Registrant's telephone number)

                                      N/A
                       --------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such Mr. Shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes    X     No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 14, 2002 is 361,617,938 shares, $.0001 par value.

                 CLANCY SYSTEMS INTERNATIONAL, INC.


                                 INDEX


                                                                    Page No.

PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------

Balance Sheet - September 30, 2001 and December 31, 2001 (unaudited) 2 and 3

Statement of Income - For the Three Months Ended December 31, 2000
and 2001 (unaudited)                                                     4

Statement of Stockholders' Equity - For the Three Months Ended
December 31, 2001 (unaudited)                                            5

Statement of Cash Flows - For the Three Months Ended
December 31, 2000 and 2001 (unaudited)                                   6

Notes to Unaudited Financial Statements                                  7

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    8

PART II.        OTHER INFORMATION                                        9

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                BALANCE SHEET
                   September 30, 2001 and December 31,2001
                                  (Unaudited)

                                  ASSETS
                                  ------

                                             September        December
                                            ----------       ---------
Current assets:
        Cash and cash equivalents        $     385,491   $     456,992
        Accounts receivable                    342,323         287,143
        Income tax refund receivable            55,346          48,316
        Inventories (Note 2)                   144,602         147,494
        Prepaid expenses                        14,645          10,436
                                            ----------       ---------
               Total current assets            942,407         950,381

Furniture and equipment, at cost:
        Office furniture and equipment          97,501         114,501
        Equipment under service contracts      982,290         995,323
                                            ----------       ---------
                                             1,079,791       1,109,824
        Less accumulated depreciation         (811,211)       (843,478)
                                            ----------       ---------
                Net furniture and equipment    268,580         266,346

Other assets:
        Investment in partnership              454,159         446,431
        Deferred tax asset (Note 3)             46,400          41,900
        Note receivable - employee              10,277          10,242
        Deposits and other                       3,194           3,050
        Software development costs, net of
                accumulated amortization       146,035         138,690
                                             ---------       ---------
                Total other assets             660,065         640,313
                                             ---------       ---------
                                          $  1,871,052    $  1,857,040
                                             =========       =========


                       See accompanying notes.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                BALANCE SHEET
                     September 30, 2001 and December 31,2001
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------

                                             September        December
                                             ---------       ---------
Current liabilities:
        Accounts payable               $        16,008    $        -
        Deferred revenue                       114,266         102,284
                                             ---------       ---------
                Total current liabilities      130,274         102,284


Stockholders' equity:
        Preferred stock, $.0001 par value;
        100,000,000 shares
        authorized, none issued                     -               -

        Common stock, $.0001 par value;
        800,000,000 shares
        authorized, 361,617,938 shares
        issued and outstanding
                                                36,162          36,162
        Additional paid-in capital           1,131,397       1,131,397
        Retained earnings                      573,219         587,197
                                             ---------       ---------
                Total stockholders' equity   1,740,778       1,754,756
                                             ---------       ---------
                                         $   1,871,052   $   1,857,040
                                             =========       =========


                         See accompanying notes.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                INCOME STATEMENTS

             For the Three Months Ended December 31, 2000 and 2001
                                   (Unaudited)

                                                 2000            2001
                                               --------        -------
Revenues:
        Sales                            $     13,537     $     39,395
        Service contract income               369,122          342,319
        Parking ticket collections             23,919           21,230
                                            ---------        ---------
                Total revenues                406,578          402,944

Costs and expenses:
        Cost of sales                          33,281           34,538
        Cost of services                      119,846          114,238
        Cost of parking ticket collections     28,632           26,274
        General and administrative            130,817          181,408
        Research and development               10,423           14,123
                                            ---------        ---------
                Total costs and expenses      322,999          370,581
                                            ---------        ---------
Income from operations                         83,579           32,363

Other income (expense):
        Interest income                         3,748              951
        Interest expense                       (2,818)               -
                                            ---------        ---------
                Total other income (expense)      930              951
                                            ---------        ---------
Income before provision for income taxes
    and gain in equity-basis partnership       84,509           33,314

Provision for income taxes                    (22,914)         (14,545)

Gain (loss) in equity basis partnership
       (net of tax expense of $1,151 -2000
        and tax benefit of $2,936 -2001)        2,047           (4,791)
                                            ---------        ---------
Net income                               $     63,642       $   13,978
                                            =========        =========
Basic net income per common share        $          *       $        *
                                            =========        =========

Weighted average number of
shares outstanding                        337,600,000      361,600,000
                                          ===========      ===========
*  Less than $.01 per share

                            See accompanying notes.


                     CLANCY SYSTEMS INTERNATIONAL, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY

              For the Three Months Ended December 31, 2001
                               (Unaudited)



                                             Common stock                  Additional
                                                                             paid-in              Retained
                                           Shares        Amount              capital              earnings
                                           ------        ------            ----------             --------
Balance, September 30, 2001           361,617,938     $  36,162       $     1,131,397         $     573,219

   Net income for the three
   months ended
   December 31, 2001                           -             -                     -                 13,978
                                    ------------    -----------       ---------------           -----------

Balance, December 31, 2001           361,617,938      $  36,162       $     1,131,397         $     587,197
                                    ============    ===========       ===============         =============

                          See accompanying notes.
                                   5

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                         STATEMENT OF CASH FLOWS

          For the Three Months Ended December 31, 2000 and 2001
                             (Unaudited)

                                                    2000               2001
                                                 -------           --------
Cash flows from operating activities:
Net income                                    $   63,642      $      13,978
Adjustments to reconcile net income to net
  cash provided by operating activities:
         Depreciation and amortization            49,527             47,431
         Loss (gain) in equity basis partnership  (3,198)             7,728
         Deferred income tax expense               3,000              4,500
Changes in assets and liabilities:
                 Accounts receivable             (51,477)            55,180
                 Inventories                     (11,108)            (2,892)
                 Prepaid expenses                  3,484              4,209
                 Accounts payable                 (9,496)           (16,008)
                 Income taxes payable            (45,795)             7,030
                 Deferred revenue                  8,403            (11,982)
                                               _________          _________
              Total adjustments                  (56,660)            95,196
                                               ---------          ---------
Net cash provided by operating activities          6,982            109,174

Cash flows from investing activities:
Acquisition of furniture and equipment - net     (40,288)           (30,033)
Receipts from note receivable                         31                 35
Increase in software development costs           (18,181)            (7,675)
 Net cash used in investing activities           (58,438)           (37,673)
                                                --------            -------
Cash flows from financing activities:

Payments on note payable - bank                  (20,000)                 -
                                              ----------          ---------
Net cash used in financing activities            (20,000)                 -
                                              ----------          ---------
Increase (decrease) in cash and cash equivalents (71,456)            71,501

Cash and cash equivalents at beginning of period 435,238            385,491
                                              ----------          ---------
Cash and cash equivalents at end of period    $  363,782         $  456,992
                                              ==========          =========

                      See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            December 31, 2001

1. Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2001 and December 31, 2001, and the results of operations and cash flows for the periods ended December 31, 2000 and 2001.

2. Inventories

Inventories consist of the following at:

                 September 30,   December 31,
                                               2001                 2001
                                          ---------            ---------
Finished goods                      $        24,233      $        46,986
Work in process                               1,885               20,102
Purchased parts and supplies                118,484               80,406
                                          ---------            ---------
                                    $       144,602      $       147,494
                                          =========            =========

3.      Income taxes

The provision for income taxes for the three months ended December 31, 2000 and 2001 is based on the expected tax rate for the year.

As of September 30, 2001 and December 31, 2001, total deferred tax assets and liabilities are as follows:

                                       September 30,       December 31,
                                               2001                2001
                                       ------------       -------------
Deferred tax assets                  $      118,100      $      125,800
Deferred tax liabilities                    (71,700)            (83,900)
                                       ------------       -------------
                                     $       46,400      $       41,900
                                       ============       =============

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At December 31, 2001, the Company had working capital of $848,097 derived primarily from contract sales, as compared to working capital of $812,133 at September 30, 2001. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended December 31, 2001, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, and privatization contract. New contracts signed during the quarter included Fairfax County, Virginia; Middlesex Sheriff's Department; and River Falls, Wisconsin.

Revenues during the quarter were lower than the prior year's quarter by 1%. Expenses increased by 15% over the prior year's quarter, primarily attributed to legal expenses and capturing an operating loss from the Company's equity based investment in Urban Transit Solutions. The Company reported a profit of $13,978 for the quarter as compared to a net profit of $63,642 for the prior year's quarter.

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

The Company has no way to regulate postings nor monitor information posted on these boards. Management can only provide accurate information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and has been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 19, 2000, the Company filed an action in Suffolk County Superior Court against Mr. John Mr. Short, Syracuse, New York, who posted as Darth4, MrDarth4, and other aliases on Raging Bull and other message boards. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers, and any activities related thereto.
In a judgment rendered by the Superior Court Department of the Trial Court of Suffolk County, a default judgment against Mr. Short was entered on October 31, 2001. The Judgment orders Mr. Short to pay the Company attorney's fees and costs of $16,699.61 and an additional fine of $50,000 for his willful failure to comply with a Court order of June 28, 2001.
Mr. Short filed an appeal on December 2, 2001, 3 days late of the 30 day appeal period. The appeal was not allowed and the Court judgment of October 31, 2001 stands as issued.




Item 2. Changes in Securities and Use of Proceeds
	None

Item 6. Exhibits and Reports on Form 8-K
	None

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2002       CLANCY SYSTEMS INTERNATIONAL, INC.
                                       (Registrant)


                              By:     /s/ Stanley J. Wolfson
                             ----------------------------------
                             Stanley J. Wolfson, President
                             and Chief Executive Officer