Form 10QSB
period 2002-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-05-13
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                Washington, D.C.  20549


                              FORM 10-QSB


 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

	                         OR

    	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------------

Commission file number:   33-4882-D
                          ----------


                       CLANCY SYSTEMS INTERNATIONAL, INC.
------------------------------------------------------------------------------
	(Exact name of Registrant as specified in its charter)


         Colorado              	         84-1027964
------------------------------------------------------------------------------

(State or other jurisdiction of 	(IRS Employer Identification
 incorporation or organization)	Number)

             2250 S. Oneida #308, Denver, Colorado 80224
------------------------------------------------------------------------------
	(Address of principal executive offices and Zip Code)

                         (303) 753-0197
------------------------------------------------------------------------------
                (Registrant's telephone number)

	                       N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                     if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days:  Yes    X     No
                                                -----      -----

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 13, 2002 is 361,617,938 shares, $.0001 par value.

                   CLANCY SYSTEMS INTERNATIONAL, INC.


                                                                  Page No.

PART I.	 FINANCIAL INFORMATION

Balance Sheet - September 30, 2001 and March 31, 2002 (unaudited)  2 and 3


Statement of Income For the Three Months Ended March 31, 2001
and 2002 (unaudited)                                                  4


Statement of Income - For the Six Months Ended March 31, 2001
and 2002 (unaudited)                                                  5


Statement of Stockholders' Equity - For the Six Months Ended
March 31, 2002 (unaudited)                                            6


Statement of Cash Flows - For the Six Months Ended
March 31, 2001 and 2002 (unaudited)                                   7


Notes to Unaudited Financial Statements                               8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                 9

PART II.        OTHER INFORMATION                                     10

                CLANCY SYSTEMS INTERNATIONAL, INC.

                         BALANCE SHEET

              September 30, 2001 and March 31, 2002
                          (Unaudited)


                            ASSETS

                                              2001                 2002
                                         ------------        ------------

Current assets:
Cash and cash equivalents              $     385,491       $     332,611
Accounts receivable                          342,323             308,824
Income tax refund receivable                  55,346              43,331
Inventories (Note 2)                         144,602             148,427
Prepaid expenses                              14,645             108,350
                                        ------------        ------------
Total current assets                         942,407             941,543

Furniture and equipment, at cost:
Office furniture and equipment                97,501              83,638
Equipment under service contracts            982,290           1,029,218
                                        ------------        ------------
                                           1,079,791           1,112,856

Less accumulated depreciation               (811,211)           (830,279)
                                        ------------        ------------
Net furniture and equipment                  268,580             282,577

Other assets:

  Investment in partnership                  454,159             446,539
  Deferred tax asset (Note 3)                 46,400              37,400
  Note receivable - employee                  10,277              10,207
  Deposits and other                           3,194               2,906
  Software development costs, net
   of accumulated amortization               146,035             144,657
                                        ------------        ------------

Total other assets                           660,065             641,709
                                        ------------        ------------
                                        $  1,871,052        $  1,865,829
                                        ============        ============


                             See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC.

                         BALANCE SHEET

              September 30, 2001 and March 31, 2002
                          (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                              2001                 2002
                                         ------------        ------------
Current liabilities:

  Accounts payable                    $        16,008      $            -
  Deferred revenue                            114,266              78,558
                                         ------------        ------------
Total current liabilities                     130,274              78,558

Stockholders' equity:
  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                       -                   -

  Common stock, $.0001 par value;
   800,000,000 shares authorized,
   361,617,938 shares issued and
   outstanding                                 36,162              36,162
  Additional paid-in capital                1,131,397           1,131,397
  Retained earnings                           573,219             619,712
                                         ------------        ------------
Total stockholders' equity                  1,740,778           1,787,271
                                         ------------        ------------
                                        $   1,871,052       $   1,865,829
                                         ============        ============


                             See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC.

                         INCOME STATEMENT

     For the Three Months Ended March 31, 2001 and 2002
                          (Unaudited)

                                              2001                 2002
                                         ------------        ------------
Revenues:
  Sales                           $            47,186  $           49,358
  Service contract income                     285,312             345,656
  Parking ticket collections                   46,593              32,593
                                         ------------        ------------
Total revenues                                379,091             427,607

Costs and expenses:
  Cost of sales                                22,834              13,055
  Cost of services                            110,741             133,973
  Cost of parking ticket collections           35,982              25,401
  General and administrative                  152,080             191,522
  Research and development                      4,977              12,122
                                         ------------        ------------
Total costs and expenses                      326,614             376,073
                                         ------------        ------------
Income from operations                         52,477              51,534

Other income (expense):
  Interest income                               3,022                 724
  Interest expense                             (2,251)                  -
                                         ------------        ------------
    Total other income (expense)                  771                 724

Income before provision for income taxes and gain
  in equity-basis partnership                  53,248              52,258

Provision for income taxes (Note 3)            (7,805)            (19,810)

Gain in equity basis partnership
 (net of tax expense of
  $4,858 -2001 and $40 -2002)                  16,672                  67
                                         ------------        ------------
Net income                        $            62,115  $           32,515
                                         ============        ============
Basic net income per common share $                 *  $                *
                                         ============        ============
Weighted average number of shares
   outstanding                            351,300,000         361,600,000

*  Less than $.01 per share

                             See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC.

                        INCOME STATEMENT

        For the Six Months Ended March 31, 2001 and 2002
                          (Unaudited)

                                              2001                 2002
                                         ------------        ------------
Revenues:
 Sales                            $            60,723  $           88,753
 Service contract income                      654,434             687,975
 Parking ticket collections                    70,512              53,823
                                         ------------        ------------
Total revenues                                785,669             830,551

Costs and expenses:
  Cost of sales                                56,115              47,593
  Cost of services                            230,587             248,211
  Cost of parking ticket collections           64,614              51,675
  General and administrative                  282,897             372,930
  Research and development                     15,400              26,245
                                         ------------        ------------
    Total costs and expenses                  649,613             746,654
                                         ------------        ------------
Income from operations                        136,056              83,897

Other income (expense):
  Interest income                               6,770               1,675
  Interest expense                             (5,069)                  -
                                         ------------        ------------
     Total other income (expense)               1,701               1,675
                                         ------------        ------------

Income before provision for income
  taxes and gain in equity-basis
  partnership                                 137,757              85,572

Provision for income taxes (Note 3)           (30,719)            (34,355)

Gain (loss) in equity basis
  partnership (net of tax expense
  of $6,009 -2001 and tax benefit of
  $2,896 -2002)                                18,719              (4,724)
                                         ------------        ------------
Net income                         $          125,757 $            46,493
                                         ============        ============
Basic net income per common share  $                *     $             *
                                         ============        ============

Weighted average number of shares
  outstanding                             347,700,000         361,600,000
                                         ============        ============
*  Less than $.01 per share

                               See accompanying notes

                CLANCY SYSTEMS INTERNATIONAL, INC.

                STATEMENT OF STOCKHOLDERS' EQUITY

             For the Six Months Ended March 31, 2002
                          (Unaudited)

                                                         Additional
                               Common stock                paid-in         Retained
                              Shares    Amount             capital         earnings
                              ------   -------             -------         --------
Balance,
 September 30, 2001       361,617,938  $ 36,162        $  1,131,397       $ 573,219

 Net income for the six
  months ended
  March 31, 2002                    -         -                   -          46,493
                           ----------  ---------        -----------       ---------

Balance,
  March 31, 2002          361,617,938  $  36,162       $  1,131,397       $ 619,712
                           ==========  =========        ===========       =========

                               See accompanying notes
                                       -6-

                CLANCY SYSTEMS INTERNATIONAL, INC.

                      STATEMENT OF CASH FLOWS

        For the Six Months Ended March 31, 2001 and 2002

                          (Unaudited)


                                              2001                 2002
                                         ------------        ------------
Cash flows from operating activities:
  Net income                         $        125,757   $          46,493
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Depreciation and amortization               101,981              97,458
  Loss (gain) in equity basis partnership     (24,728)              7,620
  Deferred income tax expense (benefit)       (11,000)              9,000
  Common stock issued for services
    and for acquisition of web sites           61,624                   -
  Changes in assets and liabilities:
    Accounts receivable                        (4,508)             33,499
    Income taxes receivable                   (59,472)             12,015
    Inventories                                (4,726)             (3,825)
    Prepaid expenses                            6,967             (93,705)
    Accounts payable                           (5,721)            (16,008)
    Income taxes payable                      (46,000)                  -
    Deferred revenue                          (17,716)            (35,708)
                                         ------------        ------------
Total adjustments                              (3,299)             10,346
                                         ------------        ------------
 Net cash provided by operating activities    122,458              56,839

Cash flows from investing activities:
 Acquisition of furniture and equipment
   - net                                      (53,209)            (81,028)
 Decrease in deposits and other                    63                  70
 Increase in software development costs       (38,439)            (28,761)
                                         ------------        ------------
 Net cash used in investing activities        (91,585)           (109,719)

Cash flows from financing activities:
  Payments on note payable - bank             (70,000)                  -
                                         ------------        ------------

   Net cash used in financing activities      (70,000)                  -
                                         ------------        ------------

Decrease in cash and cash equivalents         (39,127)            (52,880)

Cash and cash equivalents at beginning of
  period                                      435,238             385,491
                                         ------------        ------------
Cash and cash equivalents at end of
  period                             $        396,111    $        332,611
                                         ============        ============

                             See accompanying notes.

                CLANCY SYSTEMS INTERNATIONAL, INC
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        March 31, 2002

1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2001 and March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2001 and 2002.

2.	Inventories

Inventories consist of the following at:
                                        September 30,          March 31,
                                             2001                 2002
                                         ------------        ------------
Finished goods                    $            24,233     $        40,472
Work in process                                 1,885              13,495
Purchased parts and supplies                  118,484              94,460
                                         ------------        ------------
                                   $          144,602      $      148,427
                                         ============        ============
3.	Income taxes

The provision for income taxes for the six months ended March 31, 2001 and 2002 is based on the expected tax rate for the year.

As of September 30, 2001 and March 31, 2002, total deferred tax assets and liabilities are as follows:
                                        September 30,          March 31,
                                             2001                2002
                                         ------------        ------------
Deferred tax assets                    $      118,100      $      133,500
Deferred tax liabilities                      (71,700)            (96,100)
                                         ------------        ------------
                                       $       46,400      $       37,400
                                       ==============      ==============

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At March 31, 2002, the Company had working capital of $862,985 derived primarily from contract sales, as compared to working capital of $812,133 at September 30, 2001. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended March 31, 2002, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, and privatization contract. New contracts signed during the quarter included Fairfax County, Virginia; and Carolina Beach, North Carolina.

Revenues during the quarter were higher than the prior year's quarter by 13%. Expenses increased by 15% over the prior year's quarter, primarily attributed to legal expenses. The Company reported a profit of $32,515 for the quarter as compared to a net profit of $62,115 for the prior year's quarter. The Company also reflected a loss from it's equity based investment in Urban Transit Solutions.

Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipa-tions, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in the forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In an action filed against the Company by Philip Benjamin Davis in the Circuit Court for the City of Richmond, Davis seeks Judgment against the Company for payment of a finder's fee for the opportunity to invest in Urban Transit Solutions as well as other compensation for contracts in Richmond, VA, North Carolina State University, and Charleston, SC. The Company had commission agreements with Davis for Richmond, VA and North Carolina State University through August 1998. All commissions due Davis were paid in full. Davis was not the sole procuring agent for the sale of the system in Charleston, SC and was paid a 10% finder's fee which he agreed to and knowingly accepted as payment in full. No compensation agreement was ever reached between Clancy and Mr. Davis in relation to Urban Transit Solutions. In addition, all the terms presented to Clancy by Mr. Davis as a reason for investment in UTS have not come to fruition or been honored. Venue has been changed to the Eastern District of the Virginia Federal Court. The Company is seeking damages against Mr. Davis.

On March 26, 2002, the case was withdrawn by Mr. Davis per agreement reached with the Company.

On March 21, 2002, a lawsuit was filed against the Company by Francis
R. Salazar to seek compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's stock which carried a restrictive legend subject to Rule 144 regulations, and that such restriction prevented him from selling the shares during an uptick in price. The Company views this as yet another frivolous lawsuit by Mr. Salazar and filed a Motion to Dismiss on April 29, 2002. The Company is seeking costs and attorneys fees from Mr. Salazar.


Item 2.	Changes in Securities and Use of Proceeds
	None

Item 6. Exhibits and Reports on Form 8-K
	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002      CLANCY SYSTEMS INTERNATIONAL, INC.
                                 (Registrant)


                        By:   /s/ Stanley J. Wolfson
                              Stanley J. Wolfson, President
                              and Chief Executive Officer