Form 10QSB
period 2002-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-08-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002.

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to

                 Commission file number:   33-4882-D

        CLANCY SYSTEMS INTERNATIONAL, INC.
        (Exact name of Registrant as specified in its charter)

     Colorado                           84-1027964
  State or other jurisdiction of        (IRS Employer Identification
  incorporation or organization)             Number)

                2250 S. Oneida #308, Denver, Colorado 80224
              (Address of principal executive offices and Zip Code)

        (303) 753-0197
        (Registrant's telephone number)

                                      N /A
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days:  Yes X   No

        APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 8, 2002 is 364,617,938 shares, $.0001 par value.

                    CLANCY SYSTEMS INTERNATIONAL, INC.


                               INDEX
                                                          Page No.

PART I. FINANCIAL INFORMATION

Balance Sheet - September 30, 2001
   and June 30, 2002 (unaudited)                           2 and 3

Income Statement - For the Three Months
    Ended June 30, 2001 and 2002 (unaudited)                   4

Income Statement - For the Nine Months Ended
  June 30, 2001 and 2002 (unaudited)                           5

Statement of Stockholders' Equity - For the Nine
  Months Ended June 30, 2002 (unaudited)                       6

Statement of Cash Flows - For the Nine Months
    Ended  June 30, 2001 and 2002 (unaudited)                  7

Notes to Unaudited Financial Statements                        8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                           9

PART II.        OTHER INFORMATION                             10

                  CLANCY SYSTEMS INTERNATIONAL INC.
                          BALANCE SHEET
              September 30, 2001 and June 30, 2002
                        (unaudited)

                               ASSETS

                                                              2001         2002
                                                            - - - -     - - - -
Current assets:
        Cash and cash equivalents                      $   385,491   $  368,610
        Accounts receivable                                342,323      425,331
        Income tax refund receivable                        55,346       46,263
        Inventories (Note 2)                               144,602      157,065
        Prepaid expenses                                    14,645       98,766
                                                      ------------    ---------
                Total current assets                       942,407    1,096,035

Furniture and equipment, at cost:
        Office furniture and equipment                      97,501       83,639
        Equipment under service contracts                  982,290    1,092,099
                                                      ------------  -----------
                                                         1,079,791    1,175,738
        Less accumulated depreciation                     (811,211)    (869,798)
                                                       -----------  -----------
                Net furniture and equipment                268,580      305,940

Other assets:
        Investment in partnership                          454,159      425,498
        Deferred tax asset (Note 3)                         46,400       32,900
        Note receivable - employee                          10,277       10,183
        Deposits and other                                   3,194       12,263
        Software development costs, net of
                accumulated amortization                   146,035      146,930
                                                        ----------   ----------
                Total other assets                         660,065      627,774
                                                         ---------  -----------
                                                        $1,871,052   $2,029,749
                                                         =========    =========


                            See accompanying notes

                        CLANCY SYSTEMS INTERNATIONAL INC.
                              BALANCE SHEET
                 September 30, 2001 and June 30, 2002
                               (unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2001            2002
                                                      -------        -------
Current liabilities:
        Accounts payable                          $   16,008    $          -
        Deferred revenue                             114,266         183,900
                                                 -----------    ------------
       Total current liabilities                    130,274          183,900

Stockholders' equity:
        Preferred stock, $.0001 par value;
       100,000,000 shares authorized,
       none issued                                        -                -
        Common stock, $.0001 par value;
       800,000,000 shares authorized,
       361,617,938 (2001) and 364,617,938
      (2002) shares issued and outstanding           36,162           36,462
        Additional paid-in capital                1,131,397        1,149,097
        Retained earnings                           573,219          660,290
                                                   ---------         -------

                Total stockholders' equity        1,740,778        1,845,849
                                                 ----------        ---------
                                                $ 1,871,052      $ 2,029,749
                                                 ===========     ===========










                                 See accompanying notes

                     CLANCY SYSTEMS INTERNATIONAL INC.
                          INCOME STATEMENT
            For the Three Months Ended June 30, 2001 and 2002
                                 (unaudited)

                                                       2001         2002
                                                      ------        -----

Revenues:
   Sales                                           $   64,556    $ 104,212
   Service contract income                            359,557      329,852
   Parking ticket collections                          27,328       30,730
                                                 ------------   ----------
       Total revenues                                 451,441      464,794

Cost and expenses:
  Cost of sales                                        29,226       38,117
  Cost of services                                    128,651      127,043
  Cost of parking ticket collections                   27,394       23,999
  General and Administrative                          142,068      186,668
  Research and development                             10,414        6,511
                                                   ----------    ---------
     Total costs and expenses                         337,753      382,338
                                                  -----------    ---------
Income from operations                                113,688       82,456

Other income (expense):
  Interest income                                      2,429        1,070
  Interest expense                                      (916)           -
                                                    ---------     -------
     Total other income (expense)                      1,513        1,070
                                                   ----------  ----------
Income before provision for income taxes and
   gainin equity-basis partnership                   115,201       83,526

Provision for income taxes (Note 3)                  (41,386)     (29,902)

Gain (loss) in equity basis partnership
  (net of tax expense  of  $484 - 2001 and
  tax benefit of $7,995 - 2002)                        1,843      (13,046)
                                                     --------   ----------
Net income                                      $     75,658   $   40,578
                                                ============  ===========
Basic net income per common share               $          *   $        *
                                                ============  ===========
Weighted average number of shares
outstanding                                       361,600,00  364,600,000
                                                ============  ===========
*Less than $.01 per share


                             See accompanying notes

                            CLANCY SYSTEMS INTERNATIONAL INC.
                                  INCOME STATEMENT
                 For the Nine Months Ended June 30, 2001 and 2002
                                        (unaudited)

                                                       2001         2002
                                                    -------      -------
Revenues:
        Sales                                       $ 125,279    $  192,965
        Service contract income                     1,013,991     1,017,827
        Parking ticket collections                     97,840        84,553
                                                  -----------   ----------
                Total revenues                      1,237,110     1,295,345

Costs and expenses:
        Cost of sales                                  85,341        85,710
        Cost of services                              359,238       375,254
        Cost of parking ticket collections             92,008        75,674
        General and administrative                    424,965       559,598
        Research and development                       25,814        32,756
                                                 ------------   -----------
                Total costs and expenses              987,366     1,128,992
                                                 ------------   -----------
Income from operations                                249,744       166,353

Other income (expense):
        Interest income                                 9,199         2,745
        Interest expense                               (5,985)            -
                                                   ----------    ----------
                Total other income (expense)            3,214         2,745
                                                  -----------   -----------
Income before provision for income taxes
  and gain      in equity-basis partnership           252,958       169,098

Provision for income taxes (Note 3)                   (72,105)      (64,257)

Gain (loss) in equity basis partnership
    (net of tax expense f $6,493 -2001 and
    tax benefit of $10,891 -2002)                      20,562       (17,770)
                                                  -----------     ---------
Net income                                         $  201,415   $    87,071
                                                     ========      ========
Basic net income per common share                  $        *   $         *
                                                     ========      ========

Weighted average number of shares outstanding     352,300,000   364,600,000
*  Less than $.01 per share                       ==========      =========


                                  See accompanying notes

                                   CLANCY SYSTEMS INTERNATIONAL, INC.
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the Nine Months Ended June 30, 2002
                                                   (unaudited)

                                                              Additional
                                       Common stock            paid-in       Retained
                                        shares       amount    capital       earnings
                                      ---------  ----------  -----------   ----------

Balance, September 30, 2001         361,617,938   $  36,162  $ 1,131,397  $  573,219

        Issuance of common stock
        for services (Note 4)         3,000,000         300       17,700           -

        Net income for the nine
        months ended
        June 30, 2002                         -           -            -      87,071

Balance, June 30, 2002             ------------   ----------   ----------   ---------
                                    364,617,938  $    36,462  $ 1,149,097 $  660,290
                                     ==========   ==========   ========== ===========


                                         See accompanying notes
                                                    6

                                       CLANCY SYSTEMS INTERNATIONAL INC.
                                          STATEMENT OF CASH FLOWS
                         For the Nine Months Ended June 30, 2001 and 2002
                                             (unaudited)

                                                      2001         2002
                                                    ------      -------
        Net income                             $   201,415    $  87,071
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Depreciation and amortization            157,454      108,190
          Loss (gain) in equity basis partnership  (27,055)      28,661
          Deferred income tax expense (benefit)    (11,000)      13,500
          Common stock issued for services
             and for acquisition of web sites       61,624       18,000
         Changes in assets and liabilities:
          Accounts receivable                      (34,934)     (83,008)
          Income taxes receivable                  (29,472)       9,083
          Inventories                                8,918      (12,463)
          Prepaid expenses                          10,450      (84,121)
          Accounts payable                          (9,496)     (16,008)
          Income taxes payable                     (46,000)           -
          Deferred revenue                           3,307       69,634
                                               -----------    ----------
           Total adjustments                        83,796       51,468
                                             -------------  -----------
           Net cash provided by operating
           activities                              285,211      138,539

Cash flows from investing activities:
        Acquisition of furniture and equipment
                    - net                          (85,976)    (109,810)
        Decrease in deposits and other                 308           94
        Increase in software development costs     (59,373)     (45,704)
                                                ----------   ----------
        Net cash used in investing activities     (145,041)    (155,420)

Cash flows from financing activities:
        Payments on note payable - bank            (90,000)           -
        Payments on note payable - shareholder     (45,000)           -
                                                -----------   ---------
        Net cash used in financing activities     (135,000)           -
                                               ------------ -----------
Increase (decrease) in cash and cash equivalents     5,170      (16,881)

Cash and cash equivalents at beginning of period   435,238      385,491
                                                ----------   -----------
Cash and cash equivalents at end of period    $    440,408  $   368,610
                                                 =========    =========

                             See accompanying notes
                                      7

                  CLANCY SYSTEMS INTERNATIONAL INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        June 30, 2002

1.      Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2001 and June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2001 and 2002.

2.	Inventories

Inventories consist of the following at:
                                          September 30,    June 30,
                                              2001           2002
                                              ----           ----
    Finished goods                        $  24,233      $  13,969
    Work in process                           1,885         82,845
    Purchased parts and supplies            118,484         60,251
                                          ---------       --------
                                         $  144,602      $ 157,065
                                       ============     ==========
3.   Income taxes

The provision for income taxes for the nine months ended June 30, 2001 and 2002 is based on the expected tax rate for the year.

As of September 30, 2001 and June 30, 2002, total deferred tax assets and liabilities are as follows:
                                            September 30,   June 20,
                                               2001           2002
                                               ----           ----
        Deferred tax assets                 $ 118,100    $  133,500
        Deferred tax liabilities              (71,700)     (100,600)
                                         ------------    ----------
                                            $  46,400    $   32,900
                                         ============    ==========
4.      Stock issuance

On May 13, 2002, the Board of Directors of the Company consented to the issuance of shares of common stock valued at $18,000 (3,000,000 shares of common stock at $0.0060 per share) to certain employees for services.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Material Changes in Financial Condition

At June 30, 2002, the Company had working capital of $912,135 derived primarily from contract sales, as compared to working capital of $812,133 at September 30, 2001. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended June 30, 2002, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, and privatization contract. New contracts signed during the quarter included Fairfax County, Virginia; and Carolina Beach, North Carolina.

Revenues during the quarter were higher than the prior year's quarter by 3%. Expenses increased by 17% over the prior year's quarter, primarily attributed to legal expenses and an $18,000 stock bonus issued to employees. The Company reported a net profit of $40,578 for the quarter as compared to a net profit of $75,658 for the prior year's quarter. The Company also reflected a loss from it's equity based investment in Urban Transit Solutions.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2002, a lawsuit was filed against the Company by Francis R. Salazar to seek compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's stock which carried a restrictive legend subject to Rule 144 regulations, and that such restriction prevented him from selling the shares during an uptick in price. The Company views this as yet another frivolous lawsuit by Mr. Salazar and filed a Motion to Dismiss on April 29, 2002. The Company is seeking costs and attorneys' fees from Mr. Salazar.

On July 10, 2002, the court granted the Company's motion to dismiss.

On July 26, 2002 Salazar filed a motion for reconsideration. The Judge has not yet ruled on Salazar's motion.

Item 2. Changes in Securities and Use of Proceeds

        The Company granted stock in an aggregate amount of 3,000,000 shares to 3 employees. No exemption was necessary because the bonuses did not involve the sale of securities. None of the employees were officers or directors.

Item 6. Exhibits and Reports on Form 8-K

             Exhibit 99.1     Certification by Chief Executive Officer
             Exhibit 99.2     Certification by Chief Financial Officer

            Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002              CLANCY SYSTEMS INTERNATIONAL, INC.
        (Registrant)


                                   By:   /s/ Stanley J. Wolfson
                                        Stanley J. Wolfson, President
                                        and Chief Executive Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-Q for the period ended June 30,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley J. Wolfson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Stanley J. Wolfson

_______________________
Chief Executive Officer
August 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lizabeth M. Wolfson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Lizabeth M. Wolfson
_______________________
Chief Financial Officer
August 14, 2002