Form 10KSB
period 2002-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2002-12-30
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-KSB

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:  September 30, 2002

	OR

   _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ___________

                 Commission file number:   33-4882-D
                 CLANCY SYSTEMS INTERNATIONAL, INC.
        (Exact name of Company as specified in its charter)
   _____COLORADO_______                ______84-1027964______
State or other jurisdiction of    (IRS Employer  Identification
   incorporation or organization            Number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $2,759,099. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 30, 2002 was approximately $1,171,151.

Class                        Outstanding at December 30, 2002

Common stock, $.0001 par value           365,117,938 shares


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

    The Company's principal executive offices are located at 2250
S. Oneida Street, #308, Denver, Colorado 80224 and its telephone number is (303) 753-0197. The Company's web site is clancysystems.com.

  (b)     Business of the Issuer.

  (b),(1),(2) Principal Products or Services and Markets and Distribution Methods. The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs less than two pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat form. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly to a user's computer. There are currently approximately 1800 ticket-writing units in operation.

     The Company's system also includes a complete back office processing and filing system. The Company provides computers, printers and software to enable the user obtain state Department of Motor Vehicle lookups, maintain citation information storage and recall, generate delinquent notices and have immediate access to files of all tickets previously written. In addition, the Company's system maintains a current, readily accessible list of vehicles with multiple outstanding citations, stolen vehicles, or vehicles otherwise wanted by local law enforcement officials. The system also generates reports of citations by number and officer, revenues collected, names of scofflaws, officer productivity and other reports as deemed necessary or valuable to the agency.

    The Company offers Internet payment processing of tickets, permit registrations, and clearing of funds for its clients and industry affiliates. The program accepts credit cards and checks at its Remit-online.com Web site 24 hours a day. As the items are accepted, email notification goes immediately to the client for notification and posting of payment. Settlement of funds is weekly or monthly per contract arrangement.

     A new service offered to clients during the 2001 year is a permit fulfillment program. Patrons can purchase permits at on-line web addresses for specific agencies. Payment processing is done for checks and credit cards and the permits are mailed directly for the agencies.

     The Company's contracts for its parking enforcement systems generally provide that the Company will provide the ticket writers, a back office processing system, custom software and training and support in consideration of a fee per citation issued, a monthly fee for computer equipment rental and/or a set monthly fee. Occasionally, the Company will provide its system through an outright sale rather than through its typical lease arrangement. The Company generally warrants its equipment, provides updating and improvements to its system hardware and software and provides customary indemnification. The Company also contracts its systems under a privatization program whereby the Company provides a complete facilities management program for the client. The operation includes personnel to operate the system, issue tickets, and take care of enforcement tasks, along with the collection of ticket revenues, backlog ticket collections and other related duties. These programs are offered under a revenue guarantee or revenue split contract.

   The Company currently has systems installed in municipalities and universities representing approximately 8,000,000 tickets issued per year.

The Denver Boot

     The Denver Boot is a metal clamp which is fastened around a wheel which effectively prevents a vehicle from being moved. The Denver Boot is removed by unlocking a padlock. The Company acquired all rights to the product in a transaction with Grace Berg in June of 1994. The Company paid Mrs. Berg royalties on
all sales for a period extending through  June 1999.   The Denver
Boot is used by a number of law enforcement agencies on vehicles with multiple offenses. The Denver Boot can be integrated into the Company's parking control and enforcement system or may be sold separately. The Company recently introduced a Super Boot to fit some of the larger pickup trucks and SUV models.

Fleet Control

     The Company sells charger/communication cradles to the Hertz
Corporation for its fleet control project and maintains the equipment for Hertz under a maintenance service contract agreement.

Phoenix Group Systems

     In joint venture with Phoenix Group, of Torrance, California, the Company has installed computerized parking citation issuance systems at Phoenix Group client locations. The data is then sent to Phoenix Group for ticket collection. These clients write approximately 200,000 tickets per year.

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

     The business has been developed for specific industries with focus at this time on Parking. Expo1000.com contains an internal search engine which searches key words industry specific. Client company listings are available by company name, product, as well as search engine within the industry. The listings are subscription based and billed annually. To make the site viable, the primary focus in addition to selling the listings is to increase the visits and exposure to sites. The Expo1000.com site highlights "what's new" for the industry (press releases, new product announcements, new service announcements). The site contains a message board and an email services to its subscribers and its visitors.

    Expo1000.com is a parking advocacy forum and sponsors one day solution seminars in strategic locations for exhibition and education purposes. Expo1000.com vendors demonstrate their product to invitees from strategic municipal, university and commercial parking agencies. During fiscal 2001-2002 Expo forums were held in Denver, Washington DC, St. Petersburg, San Jose, Yonkers, and Houston.

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

VirtualPermit.com

     This program is a paperless (and hard copy) permit system now being used by many of the Company's clients. It includes monitoring lots and garages, inventory of spaces, and can validate active or lapsed permits.

     (b)(3)  Status of Publicly-Announced New Product or Services.

The Company has developed and is currently manufacturing a product named "Palmtype" which is a keyboard/cradle for a Palm PDA. The Palmtype is a cradle that the device docks into for the purpose of using keys with tactile feedback for entering data into the Palm device. Unique software created for the Palmtype allows for assignable keys for specific functions.

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

     (b)(5) Raw Materials and Principal Suppliers. The Company purchases its hand-held computers from outside vendors and the Company builds the printer units that incorporate the hand-held terminal. The printer units for the various systems are the same. The Company's latest generation printers feature injection molded cases and an automatic top-of-form feature for the paper feed. Other new technology for the electronics enable interfacing with auxiliary hardware such as radio communications devices, magnetic credit card readers and other peripheral devices. The Company purchases its hand-held terminals from several different vendors who sell computers that are all comparable in quality. One type of handheld the Company uses for it's parking enforcement systems is a Palm PDA.

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

The Company has manufactured a  printer to interface to Palm
Computing devices. In December 2001, the Company began production of a special keyboard/cradle for the Palm 500 series.
The cradle is called a Palmtype.

     Other products sold by the Company which complement the parking citation issuance programs, include: ID BADGEMAKER
(which is sold for $199 per license) and PalmTicketer which
is a program to issue special event tickets. The Company has enhanced features on its ticket processing system; digital photo system; virtual permit system which is a fully operational permit issuance, payment and tracking system which reduces paperwork, decal distribution and employee time to administer a parking permit program; a daily permit one use parking permit program for short duration parking validation; an employee badge ID system which can be used by parking systems, rental car systems, and other industries; a management alert system which is an automated data analysis program which emails information and alerts directly to management to reveal such information as permit violations, ticket issuance productivity numbers, revenue numbers and other
and timely information.   Other software products include the
on-line permit renewal system.

    (b)(6) Significant Customers. Presently, the Company has 120 customers. No customer has generated more than 7.5% of total revenues. The City of Berkeley, California; the City of Yonkers, and Phoenix Group are customers each generating more than 5% of the Company's revenues for the year ended September 30, 2002. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

     Berkeley, California. On September 8, 1989 the Company entered into a contract with the City of Berkeley, California to provide a parking enforcement system to issue citations, assemble data and interface to the City's database. Under the contract the Company provides hardware, custom software, maintenance, training and support. The Company receives a fee per valid citation issued. The contract term has been extended through January 31, 2004. The Company has agreed to warrant all hardware and to replace or repair any broken hardware free of charge.

The Company has agreed to indemnify the City, its officers, agents and employees against any claims arising out of the Company's performance under the contract. The City has the right to terminate the contract with 30 days written notice. The system currently provides hardware for 30 parking control officers. During fiscal year 2002, the revenues from the City of Berkeley system represented approximately 7.4% of the Company's unconsolidated revenues.

     Yonkers, NY. On July 1, 1995, the Company entered into a contract with Yonkers, NY to provide a parking ticket issuance system for its Parking Violations Bureau and its Yonkers Parking Authority. The Company provides hardware, custom software, maintenance, support and supplies. The Company receives a fee for each citation form purchased. During fiscal year 2002, revenues from the City of Yonkers system represented approximately 6.9% of the Company's total revenues.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group, although Clancy services the clients directly. In the year ended September 30, 2002, sales to Phoenix Group represented 7% of the Company's total revenues.

     Privatization Contracts. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT. The Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing.
The Company pays the City a 50/50 split after all expenses are paid.

     Urban Transit Solutions, Puerto Rico. In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 2001, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao, Carolina, Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and will be responsible for collection of parking meter revenues. In Cauguas, UTS leases a parking facility from the City and collects the parking revenues from the lot. In Humacao, UTS installed meters and collects revenues from the meters. UTS anticipates additional contracts in Puerto Rican cities for meter installation and collections. Their marketing approach has been to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations. The Company reported a gain of $21,358 from UTS at September 30, 2001 and a loss of $14,792 from UTS at September
30, 2002 . See legal proceedings.

     (b)(7) Patents and Licenses. The Company obtained a patent (#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

      The company also obtained a patent for a printer latch on June 27, 2000. The patent expires in June 2019.

      The company applied for a patent for it's Palmtype and Palm specific software in July of 2002.

     (b)(8)    Need for Governmental Approval.  None.

     (b)(9)    Effect of Governmental Regulations.  None.

     (b)(10) Research and Development. In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company has redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the weight in the printers.

    During fiscal 2001/2002, Clancy began manufacturing of a new printer to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology and flat forms.

    The Company has developed a keyboard and cradle for Palm devices.

     Management keeps informed of new developments in components so that the printer is up-to-date, fast and suits user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new components and new processes to upgrade its hardware. By adapting its equipment to user needs and keeping current of the latest technology, the Company anticipates that its enforcement ticket writing and rental car systems will not become obsolete. The company is currently developing new applications with the new printer and Palm computing devices which will move outside the parking and rental car industries. The Company's software is developed in-house by five full-time programmers and by Stanley J. Wolfson, the Company's President and a director, and is maintained and updated on a regular basis.

     The office computer software allows the daily ticket and rental and inventory information to be transferred from the portable units to a central computer. The information is compiled and then processed further according to user requirements.

     Through sophisticated communications software developed internally, the Company is able to update, modify, repair, enhance and change most software at the client's location via a modem and the Internet.

     The Company spent $42,296 and $41,507 on research and development activities for the fiscal years ended September 30, 2001 and 2002, respectively. None of the cost of such activities was borne directly by the customers.

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

     (b)(12) Employees. The Company currently has eleven employees in Company operations and four employees in privatization projects, all of whom are employed on a full time basis.

Item 2.    Description of Properties.

     The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2283 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2004.

     The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2003.

     The Company leases an office in Logan, Utah which is approximately 700 square feet from an unaffiliated party. Rental payments are $578 per month plus utilities pursuant to a lease agreement which expires June 10, 2003.The Company believes that these facilities are suitable and adequate for its needs.

Item 3.     Legal Proceedings.

In August 2000, the Company hired the law firm of Bingham Dana Ltd to commence actions on behalf of the Company against several John Does that bashed the company by posting false information about the Company and its officers and directors on the Raging Bull Internet chat room site and other chat rooms. On September 19, 2000, the Company filed an action in Suffolk Superior Court against John Short, Syracuse NY, who posted as Darth4, MrDarth4 and possible other aliases. Relief sought includes monetary damages for harm done to the Company and its officers, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers and any activities related thereto. The Company is currently pursuing identities of and subsequent action against several other John Does.

In a judgment rendered by the Superior Court Department of the Trial Court of Suffolk County, MA, a default judgment against Mr. John Short was entered on October 31, 2001. The judgment orders Short to pay the Company attorney's fees and costs of $16,699.61 and an additional fine of $50,000 for his willful failure to comply with a Court order of June 28, 2001. Mr. Short filed an appeal on December 2, 2001, 3 days late of the 30 day appeal period. The Company is filing a motion to strike the notice of appeal as untimely. The appeal was denied. Mr. Short filed a Motion for Relief from Default Judgment on November 19, 2002.
The Motion was denied by the court on December 13, 2002. On December 20, 2002, Mr. Short filed an Emergency Motion for Stay of Execution Pending Appeal From Order Denying Motion for Relief From Judgment.

In a civil action filed by the Company in the District Court of Puerto Rico on August 22, 2001, the Company has filed for remedies for non performance by Urban Transit Solutions. The company sought a declaratory judgment, injunctive and mandatory relief, as well as damages and loss of profits from the defendants for their actions in systematically and intentionally denying and excluding
Clancy from all of its rights in Urban Transit Solutions.

In July 2002, the principals of Urban Transit Solutions and the Company entered into a settlement agreement which reaffirmed the Company's 60% ownership position.
agreements.


On March 21, 2002, a lawsuit was filed against the Company by Francis R. Salazar to seek compensation for alleged loss of profit on sale of 6,000,000 shares of the Company's stock which carried a restrictive legend subject to Rule 144 regulations, and that such restriction prevented him from selling the shares during an uptick in stock price. The Company views this as yet another frivolous lawsuit by Mr. Salazar and filed a motion to Dismiss on April 29, 2002. The Company is seeking costs and attorney's fees from Mr. Salazar. The case was dismissed by the court in November 2002. Mr. Salazar has filed an appeal in December 2002.

On October 17, 2002, Iparq LLC and American Housing Assoc., Inc. filed suit against Harris Tessler, the Company, and Does 1-50. The complaint alleges unfair business practices and misappropriation of trade secrets among other claims. The company has not been served. The company views the complaint as a frivolous suit with no basis other than harassment and malicious prosecution. If and when served the Company intends to vigorously defend the allegations. The Company believes this harassment is the result its award of a contract with BART (Bay Area Rapid Transit).


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


                             High bid   Low bid

10/1/00 - 12/31/00           .031        .015
1/1/01  - 3/31/01            .031        .015
4/1/01  - 6/30/01            .02         .01
7/1/01  - 9/30/01            .01         .005
10/1/01 - 12/30/01           .009        .007
1/01/02 - 03/31/02           .008        .006
04/01/02 - 06/30/02          .008        .005
07/02/02 - 09/30/02          .005        .005



     On December 30, 2002 the reported bid and asked prices for the Company's Common Stock were $.005 and $.005, respectively.

     The approximate number of record holders of the Company's
Common Stock on December 30, 2002 was 623.


     The Company has paid no dividends with respect to its Common
Stock.

     There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

     As a result of the July 2002 settlement agreement with the principals of UTS (Urban Transit Solutions) we have changed the reporting method for the Company's 60% ownership in UTS from the equity method of accounting to presenting the information on a consolidated basis.

    The difference in presentation between the equity method of accounting and on a consolidated basis is significant. For, 2001, Clancy presented its investment in UTS as a single line item "investment in partnership" on the balance sheet and as a single line item on the statement of operations. For 2002, the consolidated financial statements combine each line item on the balance sheet and statement of operations of Clancy with those of UTS.

     From fiscal 2001 to fiscal 2002 revenues increased by approximately 3% from $1,631,590 to $1,683,542 for Clancy and 7% from $1,002,883 to $1,075,557 for UTS. The Company's parking enforcement systems research and development costs decreased from $42,296 to $41,507 or 2% from fiscal 2001 to fiscal
2002. General and Administrative costs increased by 20% from $610,830 to $735,851 for Clancy and 16% from $801,783 to $928,251 for UTS from fiscal 2001 to fiscal 2002. The Company reported an after tax profit of $168,022 for fiscal 2001 as compared to an after tax profit of $96,789 for for fiscal 2002. The increase in General and Administrative costs for the Company and resulting decrease in net income was primarily the result of legal expenses during 2002.

From fiscal 2000 to fiscal 2001 revenues increased approximately 2% for Clancy. The Company's parking enforcement research and development costs decreased from $59,170 to $42,296 or 28.5%, from fiscal 2000 to 2001. General and administrative costs increased by 11.3% from fiscal 2000 to fiscal 2001. The Company reported a profit of $201,400 for fiscal 2000 as compared to a profit of $168,022 for fiscal 2000. The Company disposed of and charged off obsolete components and fixed assets during this business year.

   During the fiscal year ended September 30, 1989 the Company entered into a contract with the City of Berkeley, California to provide its parking enforcement system. For the fiscal years ended September 30, 2001 and 2002, the contract with the City of Berkeley accounted for 6.2% and 7.4% of the Company's total revenue.

    On July 1, 1995, the Company entered into a contract with Yonkers, NY to provide a parking ticket issuance system for its Parking Violations Bureau and its Yonkers Parking Authority.
For fiscal years ended September 30, 2001 and 2002 the Yonkers contract accounted for 5% and 6.9% of the Company's total revenue.

     Phoenix Group, Torrance, CA. In a joint venture arrangement with Phoenix Group, Clancy provides ticket issuance systems to Phoenix Group clients based on transactional pricing schedules related to ticket issuance volume. All billings go through Phoenix Group. For fiscal years ended September 30, 2001 and 2002, Phoenix Group accounted for 7% and 7% of the Company's total revenue.

    During the fiscal years ended September 30, 2001 and 2002, the Company had in place a total of approximately 116 and 120 systems, respectively, representing both systems installed directly by the Company and systems installed through joint venture relationships.

     At September 30, 2002, the Company had working capital of $843,151 for Clancy and $357,272 for Clancy combined with UTS as compared to $812,133 for Clancy and $696,913 for Clancy combined with UTS at September 30, 2001.

   Clancy's current ratio increased from 7.23 to 1 to 8.17 to 1 from September 30, 2001 to September 30, 2002. The consolidated current ratio decreased from 2.77 to 1 (Pro Forma) to 1.54 to 1 from September 30, 2001 to September 30, 2002.

    The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses,

equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2003.

    The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loans to its primary bank and a private lender have were paid back by Company revenue.

     In August 2000, the Company began design of a new printer to work with Palm devices. The product is currently in production.

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

     The Company has experienced a significant interest in its ID Badgemaker software. The demand for the program has increased significantly and the company has provided its program to news services, janitorial services, and social services organizations.

Forward Looking Information

     Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements". As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

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

Human Resources

   Our greatest resources are our dedicated employees who devote their talents and energies to bettering our systems and improving our products. Their efforts have driven the Company's success and they continue to be the most valuable resource we have.

Item 7.    Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheet - September 30, 2001 and
                                  September 30, 2002

     Consolidated Statement of Operations - Years ended September
                                  30, 2001 and 2002

     Consolidated Statements of Stockholders' Equity - Years ended
                                  September 30, 2001 and 2002

     Consolidated Statements of Cash Flows - Years ended September
                                  30, 2001 and 2002

     Notes to Consolidated Financial Statements


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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

     (a)(1),(2),(3)  Identification of Directors and Executive
Officers.
                              Position                   Dates
                                                         of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    59    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       57    1987
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

     (d)  Involvement in Certain Legal Proceedings.

          None

Compliance with Section 16(a) of the Exchange Act

     Not Applicable.

Item 10.        Executive Compensation.

     (a) General. For the fiscal year ended September 30, 2002 the Company paid a ten percent sales commission totaling $2,825 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $60,000 for the most recent fiscal year ended.

(b)  Summary Compensation Table.

        (a)                   (b)            (c)           (e)
     Name and                                       Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            2002       $60,000       $2,825
President and Chief           2001        55,200        3,106
Executive Officer             2000        50,400        2,551

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

     (f)  Compensation of Directors.  None.

     (g)  Employment Contracts and Arrangements.  None.

     (h)  Report on Repricing of Options/SARs.  Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 30, 2002 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)          35.9%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

Robert M. Brodbeck               54,165,000              14.7%
9310 Watson Gulch
Littleton, CO 80128

All officers and directors      130,887,779 (1)          35.9%
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

     3.1(a)  Articles of Amendment to Articles of Incorporation
            (2)
     3.3    Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions

     10.6 Indemnification Agreements between the Company and Robert M. Brodbeck, Stanley J. Wolfson and
            Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12  Indemnity Agreements between Company and
            Stanley J. Wolfson, Robert M. Brodbeck, Mark G.
            Lawrence and Lizabeth M. Wolfson (3)

     99.1 Certification Pursuant to 18 USC Section 906 for Stanley Wolfson, included herewith


     99.2   Certification Pursuant to 18 USC Section 906
            for Lizabeth Wolfson, included herewith
________

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

Item 14.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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


Date:  December 30, 2002

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  December 30, 2002          /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: December 30, 2002           /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer

Section 302 Certification
Annual Report on Form 10-KSB

I,  Stanley J. Wolfson certify that:

1.	I have reviewed this annual report on Form 10-KSB of Clancy
      Systems International,Inc.

2.	Based on my knowledge, this annual report does not contain
      any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
      financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
      responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and we have:

              a)   designed such disclosure controls and
                   procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's
                 disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or
               operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
      indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


/s/Stanley J. Wolfson
President

Section 302 Certification
Annual Report on Form 10-KSB

I,  Lizabeth Wolfson certify that:

1.	I have reviewed this annual report on Form 10-KSB of
      Clancy Systems International,Inc.

2.	Based on my knowledge, this annual report does not
      contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and
      other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
      responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14)for the registrant and we have:

              a)   designed such disclosure controls and
                   procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's
                 disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
      indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


/s/Lizabeth Wolfson
Secretary-Treasurer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clancy Systems International, Inc. on Form 10-KSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-KSB"), I, Stanley
J. Wolfson, the Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-KSB fully complies with the requirements of
    Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-KSB fairly presents,in all material respects, the financial condition and results of operations of the Companies.


Dated:  December 30, 2002

/s/Stanley J. Wolfson
Chief Executive Officer and President

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clancy Systems International, Inc. on Form 10-KSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-KSB"), I, Lizabeth M. Wolfson, Secretary-Treasurer and Chief
Financial and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;
     and

(2) The information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Companies.

Dated: December 30, 2002

/s/Lizabeth M. Wolfson
Secretary-Treasurer and Chief Financial
and Chief Accounting Officer

Board of Directors and Shareholders
Clancy Systems International, Inc.
  and Subsidiary


We have audited the consolidated balance sheet of Clancy Systems International, Inc. and subsidiary as of September 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. and subsidiary at September 30,
2001 and 2002, and the consolidated results of their operations and their consolidated cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Denver, Colorado
December 11, 2002           	CAUSEY DEMGEN & MOORE INC.

              CLANCY SYSTEMS INTERNATIONAL, INC.
                    BALANCE SHEET
               September 30, 2001 and 2002

                         ASSETS

Current assets:                                     2001          2002
                                                    ----          ----
  Cash, including interest bearing accounts
   of $263,945 (2001) and $213,945 (2002)       $  385,491     $  357,315
  Accounts receivable                              342,323        339,599
  Income tax refund receivable (Note 7)             55,346         35,063
  Inventories (Note 2)                             144,602        148,517
  Prepaid expenses                                  14,645        138,141
                                                ----------     ----------
    Total current assets                           942,407      1,018,635

Furniture and equipment, at cost:
  Office furniture and equipment                    97,501        259,595
  Equipment  and equipment
   under service contracts (Note 10)               982,290      1,893,995
Leasehold improvements                                   -        105,259
Equipment and vehicles under capital leases
  (Note 6)                                               -        356,745
                                                ----------     ----------
                                                 1,079,791      2,615,594
Less accumulated depreciation and
  amortization                                    (811,211)    (1,170,030)
                                                ----------     ----------
Net furniture and equipment                        268,580      1,445,564

Other assets:
 Investment in partnership (Note 4)                454,159              -
 Deferred tax asset (Note 7)                        46,400         38,200
 Note receivable - employee                         10,277              -
 Deposits                                            3,194         20,640
 Goodwill (Note 4)                                       -        225,214
 Software development costs, net of
   accumulated amortization of $305,212
   (2001) and $368,012 (2002)                      146,035        150,193
                                                 ---------      ---------
   Total other assets                              660,065        434,247
                                                 ---------      ---------
                                               $ 1,871,052     $2,898,446
                                               ===========     ==========

                        See accompanying notes

              CLANCY SYSTEMS INTERNATIONAL, INC.
                    BALANCE SHEET
               September 30, 2001 and 2002

          LIABILITIES AND STOCKHOLDER'S EQUITY

                                                  2001            2002
Current liabilities:                              ----            ----

  Accounts payable                          $    16,008     $   141,092
  Accrued expenses                                    -         166,159
  Current portion of long-term debt
    (Note 5)                                          -         111,111
  Current portion of obligations
    under capital leases (Note 6)                     -         132,279
  Deferred revenue                              114,266         110,722
                                             ----------      ----------
   Total current liabilities                    130,274         661,363

Long-term debt, net of current portion
    (Note 5)                                          -         182,824
Obligations under capital leases, net
    of current portion (Note 6)                       -          53,423
Minority interest in subsidiary (Note 4)              -         142,769

Commitments (Notes 6 and 10)

Stockholders' equity (Note 9):
  Preferred stock, $.0001 par value;
   100,000,000 shares authorized, none issued         -               -

  Common stock, $.0001 par value; 800,000,000
    shares authorized, 361,617,938 shares
    (2001) 365,117,938 shares (2002) issued
    and outstanding                              36,162           36,512
  Additional paid-in capital                  1,131,397        1,151,547
  Retained earnings                             573,219          670,008
                                             ----------       ----------
    Total stockholders' equity                1,740,778        1,858,067
                                             ----------       ----------
                                            $ 1,871,052      $ 2,898,446
                                            ===========      ===========




                             See accompanying notes

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                        STATEMENT OF OPERATIONS
            For the Years Ended September 30, 2001 and 2002

                                                      2001           2002
Revenues:                                             ----           ----
  Sales                                           $  219,250     $  213,082
  Service contract income (Notes 10 and 11)        1,293,299      2,418,208
  Parking ticket collections (Notes 10 and 11)       119,041        127,809
                                                  ----------     ----------
   Total revenues                                  1,631,590      2,759,099

Costs and expenses:
  Cost of sales                                      139,158         91,499
  Cost of services (Note 3)                          492,822        632,829
  Cost of parking ticket collections (Note 10)       116,176        114,025
  General and administrative                         610,830      1,664,102
  Research and development                            42,296         41,507
  Minority interest in loss of subsidiary
    (Note 4)                                               -         (9,861)
                                                  ----------      ---------
    Total costs and expenses                       1,401,282      2,534,101
                                                  ----------      ---------
Income from operations                               230,308        224,998

Other income (expense):
  Loss on disposal of assets                          (1,044)             -
  Interest income                                     12,143          3,702
  Interest expense                                    (5,986)       (53,185)
                                                   ---------      ---------
  Total other income (expense)                         5,113        (49,483)
                                                   ---------      ---------
Income before provision for income
  taxes and loss in equity-basis partnership         235,421        175,515

Provision for income taxes (Note 7):
  Current expense                                    (52,694)       (70,526)
  Deferred  expense                                  (28,822)        (8,200)
                                                  ----------      ---------
  Total income tax expense                           (81,516)       (78,726)


Income (loss) in equity-basis partnership
  (net of tax expense of $7,241, 2001) (Note 4)       14,117              -
                                                  ----------      ---------
Net income                                        $  168,022     $   96,789
                                                  ==========     ==========

Basic net income  per common share (Note 8)       $        *     $        *
                                                  ==========     ==========
*  Less than $.01 per share


                           See accompanying notes
                                  F-4

                              CLANCY SYSTEMS INTERNATIONAL, INC.
                              STATEMENT OF STOCKHOLDERS' EQUITY
                         For the Years Ended September 30, 2001 and 2002



                                                                   Additional
                                          Common stock               paid-in                Retained
                                      Shares        Amount           capital                earnings
                                      ------        ------           -------                --------
Balance, September 30, 2000        344,128,623   $  34,413        $  1,045,175            $  405,197

  Issuance of common stock in
   exchange for acquisition
   of web sites from an officer
   of the Company (Note 9)          17,489,315       1,749               86,222                    -


  Net income for the year ended              -           -                    -               168,022
                                   -----------    --------        -------------           -----------
Balance, September 30, 2001        361,617,938      36,162            1,131,397               573,219


  Issuance of stock for services
    (Note 9)                         3,500,000         350               20,150                     -

  Net income for the year ended
    September 30, 2002                       -           -                    -                96,789
                                   -----------    --------        -------------           -----------
Balance September 30, 2002         365,117,938   $  36,512         $  1,151,547            $  670,008
                                   ===========   =========         ============            ==========

                                        See accompanying notes
                                               F-5

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                               STATEMENT OF CASH FLOWS
                   For the Years Ended September 30, 2001 and 2002

                                                          2001        2002
                                                          ----        ----
Cash flows from operating activities:
  Net income                                          $  168,022   $    96,789
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Loss on disposal of assets                             1,044             -
    Depreciation and amortization                        216,103       373,328
    Deferred income tax expense                           28,822         8,200
    Common stock issued for services
      and for acquisition of web sites                     1,749        20,500
    Changes in assets and liabilities:
     Investment in equity basis partnership              (21,358)            -
     Accounts receivable                                 (47,802)       95,049
     Inventories                                          19,650        (3,915)
     Income taxes refundable                             (55,346)       20,283
     Prepaid expenses                                     (2,545)     (100,380)
     Other assets                                              -          (845)
     Accounts payable                                      6,512        74,338
     Accrued expenses                                          -        14,694
     Income taxes payable                                (46,000)            -
     Deferred revenue                                     (9,904)       (3,544)
     Minority interest                                         -        (9,861)
                                                      ----------     ---------
       Total adjustments                                  90,925       487,847
                                                      ----------     ---------
  Net cash provided by operating activities              258,947       584,636

Cash flows from investing activities:
  Acquisition of furniture and equipment                 (97,015)     (332,917)
  Increase in software licenses and
    software development costs                           (77,020)      (68,533)
  Decrease in note receivable-employee                       341        10,277
  Increase in deposits and other assets                        -        (8,425)
                                                      ----------     ---------
    Net cash used in investing activities               (173,694)     (399,598)

Cash flows from financing activities:
  Payments on note payable - shareholder                 (45,000)            -
  Payments on notes payable and capital leases           (90,000)     (241,404)
                                                      ----------     ---------
    Net cash used in financing activities               (135,000)     (241,404)
                                                      ----------     ---------
Increase (decrease) in cash and cash equivalents         (49,747)      (56,366)

Cash and cash equivalents at beginning of year           435,238       413,681
                                                      ----------     ---------
Cash and cash equivalents at end of year             $   385,491   $   357,315
                                                     ===========   ===========

                             (continued on following page)
                               See accompanying notes

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                               STATEMENT OF CASH FLOWS
                   For the Years Ended September 30, 2001 and 2002

                         (continued from preceding page)

Supplemental disclosure of cash flow information:

                                                       2001         2002
                                                       ----         ----
Cash paid during the year for interest             $    5,985    $   53,185
                                                   ----------    ----------
Cash paid during the year for income taxes         $  163,475    $   50,243
                                                   ----------    ----------

Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2002, UTS entered into capital leases for the purchase of equipment in the amount of $219,560.


                              See accompanying notes

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated on March 6, 1997 under the Laws of the Commonwealth of Puerto
Rico and is engaged in providing a wide variety of services in the areas of consulting design and the management of digital parking meter systems in Puerto Rico and Latin America.

Principles of Consolidation:

For the year ended September 30, 2001, the Company accounted for its investment in UTS under the equity method of accounting. During the year ended September 30, 2002, the Company entered into a settlement agreement with the other owners of UTS which affirmed the Company's 60% ownership interest in UTS. As a result, the Company gained control of UTS and therefore has consolidated the financial results of UTS with those of the Company for the entire year ended September 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable:

No provision for doubtful accounts was deemed necessary at September 30, 2001 or 2002.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

1.	Organization and summary of significant accounting policies (continued)

Computer software:

Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of techno-logical feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2001 and 2002 amounted to $59,678 and $62,800, respectively and is included in cost of services.

Furniture and equipment:

Furniture and equipment are stated at cost.

Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the quarter ended September 30, 2002, the Company initiated a plan to replace much of the equipment under service contracts over the next two years. As a result, the Company recorded a change in estimate relating to the remaining useful life of this equipment to two years. The change resulted in a charge against income of approximately $12,000 during the quarter ended September 30, 2002 (no effect on loss per share) and will result in increased depreciation charges over the next two years. Depreciation expense for the years ended September 30, 2001 and 2002 amounted to $156,425 and $326,206, respectively, and is included in cost of services.

Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS 142 did not result in a material change in current or future operations.

Software license agreements are being amortized over a five-year period, the period estimated by management to be benefited.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

1.	Organization and summary of significant accounting policies (continued)

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

Revenue derived from professional service contracts on parking meter and lots fees collections is recognized on a cash basis when received. Related costs consist mainly of Municipalities' fees, depreciation and lots rents.

Advertising costs:

The Company expenses the costs of advertising as incurred. Advertising expense was $15,963 and $12,633 for the years ended September 30, 2001 and 2002, respectively.

Income taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section
263A costs.

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

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

1.	Organization and summary of significant accounting policies (continued)

For cash, cash equivalents and notes payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At September 30, 2001 and 2002 and at various times during the years, the balance at one of the financial institutions exceeded FDIC limits.

The Company provides credit, in the normal course of business, to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers. A significant portion of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

Recent accounting pronouncements:

In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This standard requires the recognition of a liability for certain costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on the Company's financial position, results of operations or cash flows.

2.	Inventories

Inventories consist of the following at September 30:

                                              2001           2002
                                              ----           ----
     Finished goods                        $  24,233      $  22,272
     Work in process                           1,885          4,795
     Purchased parts and supplies            118,484        121,450
                                           ---------      ---------
                                           $ 144,602      $ 148,517
                                           =========      =========

3.	Related party transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz
Corporation. For the years ended September 30, 2001 and 2002, commissions of $3,106 and $2,825 have been paid under this agreement, respectively.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002


4.	Investment in partnership

On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions of Puerto Rico (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services.

As provided in the partnership agreement, the Company contributed $500,000 in exchange for a 60% ownership in the Partnership and will share in the net income and losses of the partnership based on their percentage of ownership. During 2001, UTS issued additional stock diluting the ownership interest of the Company below 50%. Pursuant to the partnership agreement,substantially all management authority was retained by UTS, and consequently, the Company accounted for their investment in the Partnership using the equity method through September 30, 2001.

During the year ended September 30, 2001, the Company filed suit against UTS and the officers of UTS claiming that UTS unlawfully issued dilutive shares of stock in UTS. During the quarter ended September 30, 2002, the Company entered into a settlement agreement with UTS reaffirming the Company's 60% ownership interest. UTS was reorganized as a corporation. Therefore, the Company has consolidated the results of operations of UTS as if the Company owned 60% for the entire year ended September 30, 2002.

The Company's investment in the net assets of the UTS accounted for under the equity method amounted to $454,159 at September 30, 2001. The condensed results of the operations and financial position of UTS are summarized below:


Condensed statement of operations    For the year ended   For the year ended
---------------------------------    September 30, 2001   September 30, 2002
                                     ------------------   ------------------
   Total revenues                       $  1,002,883         $ 1,075,557
   Total costs and expenses                 (967,287)         (1,100,210)
                                        ------------         ------------
      Net income (loss)                 $     35,596             (24,653)
                                        ============         ===========

Condensed balance sheet                  September 30,       September 30,
----------------------                      2001                 2002
                                            ----                 ----
   Current assets                        $  155,251           $   62,834
   Non-current assets                     1,095,571            1,079,048
   Current liabilities                     (182,945)            (548,713)
   Long-term liabilities                   (369,971)            (236,247)
                                         ----------           ----------
   Stockholders' equity                  $  697,906           $  356,922
                                         ==========           ==========

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

4.	Investment in partnership (continued)

Pro forma consolidated financial information for the year ended September 30, 2001 is as follows:


  Pro forma consolidated                   For the year ended
  statement of operations                  September 30, 2001
  -----------------------                  ------------------

  Total revenues                             $    2,634,473
  Total costs and expenses                       (2,466,451)
                                             --------------
  Net income                                $      168,022
                                             ==============

                                               September 30,
Pro forma consolidated balance sheet               2001
------------------------------------               ----
  Current assets                              $ 1,090,290
  Non-current assets                            1,574,482
  Current liabilities                            (393,377)
  Long-term liabilities                          (530,617)
                                              -----------
  Stockholders' equity                        $ 1,740,778
                                              ===========

5.	Long-term debt

In May 2000, UTS entered into a loan agreement with the Banco de
Desarrollo Economico para Puerto Rico for an aggregate amount of $500,000.

During the first six months, interest only was due and payable monthly at 2% over the prime rate. Beginning on January 5, 2001, principal of $9,259, plus interest is due and payable in 54 monthly installments.

The loan is evidenced by a promissory note, collateralized by a second mortgage of $85,000 on property located at Toa Baja, Puerto Rico, the personal guarantees of certain UTS stockholders.

As part of the loan agreement, UTS has agreed to comply with certain covenants. These consist primarily, of reporting requirements, insurance coverage, no dividends or other distribution without the written consent of the Bank and other administrative requirements.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

5.	Long-term debt (continued)

The balance of long-term debt at September 30, 2002 was as follows:

                                                    2002
                                                    ----
  Total long-term debt                          $   293,935
  Less current portion                             (111,111)
                                                -----------
  Long-term debt, net of current portion        $   182,824
                                                ===========

Estimated scheduled maturities of principal during the next three years are as follows:

Year ending September 30,:
                       2003                      $  111,111
                       2004                         111,111
                       2005                          71,713
                                                 ----------
                                                 $  293,935
                                                 ==========

6.	Lease commitments

UTS is party to certain non-cancelable lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments of from $135 to $577 which leases expire on various dates through the year 2006. The effective annual interest rate, on the present value of the monthly payments vary from 12.25% to 14.95%.

On December 2001, UTS entered into a lease agreement for the acquisition of parking meters and associated equipment. The lease term is for 20 months and provides for a payment of $14,390 per month for 11 months beginning 30 days from the date of delivery of the first of the equipment to UTS and a payment of $10,940 per month for an additional 9 months thereafter.

UTS leases office spaces in Catafno and Mayaguez under a three year lease, and in Humacao, Manati and Carolina, Puerto Rico under a five year lease, which commenced on October 1, 2002, April 27, 2000, May 26, 1999, April 1, 2000 and September 1999, respectively. The rental rates for the offices are $1,400, $850, $800, $550, and $885 per month, respectively.

The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2003 and is party to various other short term leases for office and warehouse space. Total rent expense under all operating leases for the years ended September 30, 2001 and 2002 amounted to $41,958 and $98,492, respectively.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

6.	Lease commitments (continued)

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2002.

                                                   Real
Year ended December 31,       Capital leases    estate leases    Total
                              --------------    -------------    -----
    2003                       $  156,807        $   35,412   $ 192,219
    2004                           30,209            26,349      56,558
    2005                           24,384            13,184      37,568
    2006                              374                 -         374
                               ----------        ----------   ---------
Total minimum lease payments   $   211,774       $   74,945   $ 286,719
                                                 ==========   =========
Amount representing interest        26,072
                               -----------
Present value of future
  minimum payments                 185,702
Current portion of lease
  obligations                      132,279
                               -----------
Obligations under capital
  leases due after
  one year                     $    53,423
                               ===========
The Company's property under capital leases, which is included in property and equipment, is summarized as follows:

Property recorded under capital leases include the following amounts:

                                                         2002
                                                         ----
Equipment                                             $   238,755
Vehicles                                                  117,990
                                                      -----------
                                                          356,745
Accumulated amortization                                  (83,999)
                                                      -----------
Net capitalized leased property                       $   272,746
                                                      ===========

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

7.	Income taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:
                                              2001           2002
                                              ----           ----
Non current deferred tax assets           $  118,100     $   87,700
Non current deferred tax liabilities         (71,700)       (49,500)
                                          ----------     ----------
                                          $   46,400     $   38,200
                                          ==========     ==========
Deferred tax assets:
  Loss on equity investment               $   16,000     $   16,600
  Section 263A Capitalization                 35,000         35,000
  Website acquired from shareholder           67,100         36,100
  Other                                            -              -
                                          ----------     ----------
                                             118,100         87,700
Deferred tax liabilities:
  Depreciation and amortization              (71,700)       (49,500)
                                          ----------     ----------
  Net non-current deferred taxes          $   46,400     $   38,200
                                          ==========     ==========
8.	Basic net income per common share

Basic net income per common share is based on the weighted average number of shares outstanding during the years ended September 30, 2001 and 2002, of 354,670,128 shares and 362,782,322 shares respectively.

9.	Stockholders' equity

In November 1999, the Company entered into a letter of intent to acquire two website related businesses owned and developed by the Company's president and major shareholder for shares of the Company's common stock valued at $255,344 (17,489,315 shares of common stock at $.0146 per share). The businesses were acquired in February 2002 and were recorded at the president's historical cost basis in the trademarks and proprietary technology related to the websites which approximates the par value of the shares issued of $1,749. The income tax benefit to be derived from the amortization of the tax basis of the web sites is recorded as an addition of $86,222 to additional paid-in-capital.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

9.	Stockholders' equity (continued)

During the year ended September 30, 2002, the Company issued 3,000,000 shares of common stock to an employee of the Company valued at $18,000 ($.006 per share based on market value) and 500,000 shares of common stock to an employee of the Company valued at $2,500 ($.005 per share based on market value) for services performed.

10.	Professional service contracts

Clancy provides equipment and support services under 12 month professional service contracts. At September 30, 2002, all of the contracts contained cancellation provisionsrequiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:
                                              2001          2002
                                              ----          ----
  Equipment under service contracts        $  982,290   $  1,062,867
  Less accumulated depreciation              (731,210)      (734,107)
                                           ----------   ------------
                                           $  251,080   $    328,760
                                           ==========   ============

Parking citation collection services:

Clancy formed an agreement with the town of Logan, Utah for the period of June 1998 through May 1999, for the purpose of providing parking citation issuance, ticket processing, meter collections and maintenance, and ticket collections. In conjunction with the contract, Clancy and the Town each receive half of all revenues after payment of all associated costs related to the collections. In May 1998, Clancy paid a non-refundable guarantee of $35,000 to Logan which was amortized monthly on a straight-line basis over the period of the agreement.

The terms of the agreements can be extended or discontinued with 30 days written notice. At September 30, 2002 the Logan, Utah agreement was in effect until June 30, 2003.

UTS has professional service contracts with the Municipal
Governments of Mayaguez, Humacao, Manati, Arecibo and Carolina, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, UTS will pay to the Municipalities
25% of the income before income taxes.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         September  30, 2001 and 2002

11.	Export sales

The Company's export sales for the years ended September 30, by geographic area, are as follows:
                                                    2001           2002
                                                    ----           ----

     Canada                                     $  105,000     $     84,782
                                                ----------     ------------
     Puerto Rico                                $        -     $  1,075,557
                                                ==========     ============