Form 10QSB
period 2002-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2003-02-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 	        Washington, D.C.  20549


                                  FORM 10-QSB


 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2002

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 12, 2003 is 365,117,938 shares, $.0001 par value.

                     CLANCY SYSTEMS INTERNATIONAL, INC.


                                     INDEX


                                                                      Page No.

PART I.	FINANCIAL INFORMATION

Consolidtated Balance Sheet - September 30, 2002
and December 31, 2002 (unaudited)                                      2 and 3

Consolidated Statement of Income - For the Three Months
Ended December 31, 2001 and 2002 (unaudited)                                4

Consolidated Statement of Stockholders' Equity - For the
Three Months Ended December 31, 2002 (unaudited)                            5

Consolidated Statement of Cash Flows - For the Three Months
Ended December 31, 2001 and 2002 (unaudited)                                6

Notes to Unaudited Consolidated Financial Statements                        7

Management's Discussion and Analysis of Financial Condition and
Results of Operations	                                                    9

PART II.       OTHER INFORMATION                                           11

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                    September 30, 2002 and December 31, 2002
                                 (unaudited)

                                   ASSETS

                                               September         December
                                               ---------         --------
Current assets:
  Cash, including interest bearing accounts   $   357,315       $  414,136
  Accounts receivable                             339,599          447,855
  Income tax refund receivable                     35,063            8,410
  Inventories (Note 2)                            148,517          135,839
  Prepaid expenses                                138,141          114,341
                                               ----------        ---------
    Total current assets                        1,018,635        1,120,581

Furniture and equipment, at cost:
  Office furniture and equipment                  259,595          199,424
  Equipment under service contracts             1,893,995        2,446,790
  Leasehold improvements                          105,259           95,482
  Equipment and vehicles under capital leases     356,745          169,582
                                                ---------        ---------
                                                2,615,594        2,911,278
  Less accumulated depreciation                (1,170,030)      (1,224,851)
                                               -----------      ----------
    Net furniture and equipment                 1,445,564        1,686,427

Other assets:
  Deferred tax asset (Note 3)                      38,200           25,150
  Deposits                                         20,640           21,996
  Goodwill                                        225,214          225,214
  Software development costs, net of
   accumulated amortization                       150,193          157,869
                                                ---------        ---------
   Total other assets                             434,247          430,229
                                                ---------        ---------
                                              $ 2,898,446      $ 3,237,237
                                              ===========      ===========





                                See accompanying notes
                                        2

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                    September 30, 2002 and December 31, 2002
                                 (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                         September       December
                                         ---------       --------

Current liabilities:
  Accounts payable                      $   141,092     $  234,114
  Accrued Expenses                          166,159        183,029
  Current portion of long term debt         111,111        169,715
  Current portion of obligations
    under capital leases                    132,279        132,279
  Deferred revenue                          110,722        103,222
                                         ----------      ---------
    Total current liabilities               661,363        882,359

Long-term debt, net of current portions     182,824        238,985
Obligations under capital leases, net of
  current portion                            53,423         83,408
Minority interest in subsidiary             142,769        146,619

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                    -              -
  Common stock, $.0001 par value;
   800,000,000 shares authorized,
   365,117,938 shares issued and
   outstanding                                36,512        36,512
  Additional paid-in capital               1,151,547     1,151,547
  Retained earnings                          670,008       757,807
                                           ---------     ---------
    Total stockholder's Equity             1,858,067     1,945,866
                                         -----------    ----------
                                         $ 2,898,446   $ 3,237,237
                                         ===========   ===========









                           See accompanying notes
                                     3

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIATED STATEMENT OF OPERATIONS
           For the Three Months Ended December 31, 2001 and 2002
                                 (unaudited)

                                            2001           2002
                                            ----           ----
Revenues:
 Sales                                   $   39,395     $  40,775
 Service contract income                    342,319       621,451
 Parking ticket collections                  21,230        38,286
                                          ---------     ---------
  Total revenues                            402,944       700,512

Costs and expenses:
  Cost of sales                              34,538        20,443
  Cost of services                          114,238       122,096
  Cost of parking ticket collections         26,274        35,688
  General and administrative                181,408       338,928
  Research and development                   14,123         8,925
  Minority interest in loss of subsidiary         -         3,849
                                          ---------      --------
   Total costs and expenses                 370,581       529,929

Income from operations                       32,363       170,583

Other income (expense):
  Loss on disposal of assets                      -       (17,762)
  Interest income                               951           548
  Interest expense                                -       (11,507)
                                          ---------      --------
   Total other income (expense)                 951       (28,721)

Income before provision for income
 taxes and loss in equity-basis
 partnership                                 33,314       141,862

Provision for income taxes:
  Current expense                           (14,545)      (41,013)
  Deferred expense                                -       (13,050)
                                          ---------      --------
   Total income tax expense                 (14,545)      (54,063)

Loss in equity basis
  partnership (net of tax benefit
  of $2,936 - 2001)                          (4,791)            -
                                           ---------      -------
Net income                                $  13,978      $ 87,799
                                          =========      ========
Basic net income per common share         $       *      $      *
                                          =========      ========
Weighted average number of shares
  outstanding                           361,600,000   365,118,000
*Less than $.01 per share
                      See accompany notes

                               CLANCY SYSTEMS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          For the Three Months Ended December 31, 2002
                                         (Unaudited)



                                                              Additional
                                     Common stock              paid-in      Retained
                                 Shares        Amount          capital      earnings
                                 ------        ------          -------      --------
Balance, September 30, 2002   365,117,938    $   36,512     $ 1,151,547     $ 670,008

  Net income for the three
   months ended December 31,
   2002                                 -             -               -        87,799
                              -----------     ---------     -----------      --------

Balance, December 31, 2002    365,117,938    $   36,512     $  1,151,547    $ 757,807
                              ===========     =========     ============    =========








                                         See Accompany Notes
                                                 5

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Three Months Ended December 31, 2001 and 2002
                                         (unaudited)

                                                 2001           2002
                                                 ----           ----
Cash flows from operating activities:
 Net income                                   $  13,978     $  87,799
 Adjustments to reconcile net
  income to net cash provided by operating
  activities:
   Depreciation and amortization                 47,431        69,615
   Deferred income tax expense                    4,500        13,050
   Changes in assets and liabilities:
    Investment in equity-basis partnership        7,728             -
    Accounts receivable                          55,180      (108,256)
    Inventories                                  (2,892)         (305)
    Income taxes refundable                          -         26,653
    Prepaid expenses                              4,209        36,783
    Accounts payable                            (16,008)       93,022
    Accrued Expenses                                  -        16,870
    Income taxes payable                          7,030             -
    Deferred Revenue                            (11,982)       (7,500)
    Minority Interest                                 -         3,850
                                               --------      --------
    Total adjustments                            95,196       143,782
                                               --------      --------
Net cash provided by operating activities       109,174       231,581

Cash flows from investing activities:
  Acquisition of furniture and equipment        (30,033)     (250,099)
  Increase in software licenses and software
   development costs                             (7,675)      (21,826)
  Decrease in note receivable-employee               35             -
  Increase in deposits and other assets               -        (2,000)
                                               --------      --------
   Net cash used in investing activities        (37,673)     (273,925)

Cash flows from financing activities:
  Borrowings on notes payable                         -       160,000
  Payments on notes payable and capital leases        -       (60,835)
                                               --------       -------
    Net cash provided by financing activities         -        99,165
                                               --------       -------
   Increase in cash and cash equivalents         71,501        56,821
   Cash and cash equivalents at beginning
      of period                                 385,491       357,315
                                               --------      --------
   Cash and cash equivalents at end
    of period                                 $ 456.992     $ 414,136
                                              =========     =========

                     See accompanying notes

1.	Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2002 and December 31, 2002, and the results of operations and cash flows for the periods ended December 31, 2001 and 2002.

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


2.	Inventories

Inventories consist of the following at:
                                       September 30,  December 31,
                                            2002          2002
                                       ------------   ------------

Finished goods                           $ 22,272      $  40,784
Work in process                             4,795         42,247
Purchased parts and supplies              121,450         52,808
                                         --------      ---------
                                         $148,517       $135,839
                                         ========       ========
3.	Income taxes

The provision for income taxes for the three months ended December 31, 2001 and 2002 is based on the expected tax rate for the year.

As of September 30, 2002 and December 31, 2002, total deferred tax assets and liabilities are as follows:
                                       September 30,  December 31,
                                          2002            2002
                                          ----            ----
    Deferred tax assets               $  87,700        $  98,700
    Deferred tax liabilities            (49,500)         (73,550)
                                      ---------        ----------
                                      $  38,200        $  25,150
                                      =========        ==========

4.  Investment in UTS

    Pro Forma consolidated financial information for the quarter ended December 31, 2001 is as follows:

    Pro Forma consolidated                  For quarter ended
    statement of operations                 December 31, 2001
    -----------------------                 -----------------
    Total Revenues                            $  685,784
    Total costs and expenses                    (671,806)
                                            -----------------
    Net income                                $   13,978
                                            =================

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Critical Accounting Policies:

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Good Will

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

Material Changes in Financial Condition

At December 31, 2002, the Company had working capital of $238,222 derived primarily from contract sales and contract service, as compared to working capital of $357,272 at September 30, 2002. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended December 31, 2002, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, privatization contract, and meter operations in Puerto Rico. New contracts signed during the quarter included Loudoun County VA, Mountain Village CO, Ellensburg WA, and Bay Area Rapid Transit. UTS added 663 meters to it's Cauguas contract. Enforcement efforts have also begun. Consolidated revenues during the quarter were higher than the prior year's quarter by 74%. Consoliated expenses increased by 43% over the prior year's quarter. The Company reported a profit of $87,799 ($82,028 for Clancy directly and $5,771 for UTS)for the quarter as compared to a net profit of $13,978 for the prior year's quarter. The consolidated revenues are reported as $700,512 ($421,246 for Clancy directly, up 5% from the prior year's quarter, and $279,266 for UTS). The consolidated expenses are reported as $529,929 ($320,807 for Clancy directly, down 10% from the prior year's quarter and $209,122 for UTS). Long term debt, capital lease,and interest expenses are attributed to the obligations of UTS. Clancy directly has no outstanding debt.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 19, 2000, the Company filed an action in Suffolk County Superior Court against Mr. John Mr. Short, Syracuse, New York, who posted as Darth4, MrDarth4, and other aliases on Raging Bull and other message boards. Relief sought includes monetary damages for harm done to the Company and its officers in an amount not yet determined, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers, and any activities related thereto. In a judgment rendered by the Superior Court Department of the Trial Court of Suffolk County, a default judgment against Mr. Short was entered on October 31, 2001. The Judgment orders Mr. Short to pay the Company attorney's fees and costs of $16,699 and an additional fine of $50,000 for his willful failure to comply with a Court order of June 28, 2001. On November 19, 2002 Short filed a Motion for Relief of Default Judgment. The motion was denied on December 13, 2002. On December 20,2002, Short filed a Notice of Appeal from Order Denying Motion for Relief from Default Judgment. This appeal is still pending.
On January 23, 2003, Short filed an Emergency Motion for Stay of Execution of Judgment Pending Appeal from Order Denying Motion for Relief from Default Judgment. On February 6, 2003 this Motion was denied.

Item 2.	Changes in Securities and Use of Proceeds
	      None

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report.

Based on that evaluation,the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

Item 6.	Exhibits and Reports on Form 8-K

       Section 302 Certification by Chief Executive Officer
       Section 302 Certification by Chief Financial Officer
       Exhibit 99.1  Section 906 Certification by Chief Executive
                     Officer
       Exhibit 99.2  Section 906 Certification by Chief Financial
                     Officer

            Filed herewith.

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003	           CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                              By:   /s/ Stanley J. Wolfson
		                        Stanley J. Wolfson, President
		                        and Chief Executive Officer

                          Section 302 Certification
                       Quarterly Report on Form 10-QSB

I, Stanley J. Wolfson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clancy
Systems International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/Stanley J. Wolfson
Chief Executive Officer

                         Section 302 Certification
                       Quarterly Report on Form 10-QSB

I, Lizabeth M. Wolfson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clancy
Systems International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/Lizabeth M. Wolfson
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-QSB for the period ended December 31,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley J. Wolfson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Stanley J. Wolfson

_______________________
Chief Executive Officer
February 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-QSB for the period ended December 31 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lizabeth M. Wolfson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Lizabeth M. Wolfson
_______________________
Chief Financial Officer
February 14, 2003