Form 10QSB
period 2003-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2003-05-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2003

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

Consolidated Statement of Income - For the Three Months
Ended December 31, 2001 and 2002 (unaudited)                       4

Consolidated Statement of Stockholders' Equity - For the
Three Months Ended December 31, 2002 (unaudited)                   5

Consolidated Statement of Cash Flows - For the Three Months
Ended December 31, 2001 and 2002 (unaudited)                       6

Notes to Unaudited Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                              9

PART II.        OTHER INFORMATION
Item 1.  Legal Proceedings                                        12
Item 2.  Changes in Securities and Use of Proceeds                13
Item 3.  Controls and Procedures                                  13
Item 6.  Exhibits and Reports and Form 8-K                        13

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS

                 September 30, 2002 and March 31, 2003
                               (unaudited)

                                   ASSETS



                                                 September        March
Current assets:                                  ---------       ------
  Cash, including interest bearing accounts    $  357,315     $  523,486
  Accounts receivable                             339,599        482,742
  Income tax refund receivable                     35,063              -
  Inventories (Note 2)                            148,517        127,070
  Prepaid expenses                                138,141         33,316
                                               ----------     ----------
    Total current assets                        1,018,635      1,166,614

Furniture and equipment, at cost:
  Office furniture and equipment                  259,595        200,562
  Equipment under service contracts             1,893,995      2,538,830
  Leasehold improvements                          105,259         96,166
  Equipment and vehicles under capital leases     356,745        195,517
                                               ----------      ---------
                                                2,615,594      3,031,075
  Less accumulated depreciation                (1,170,030)    (1,350,373)
                                               ----------      ---------
    Net furniture and equipment                 1,445,564      1,680,702

Other assets:
  Deferred tax asset (Note 3)                      38,200         12,100
  Deposits and other                              20,640         119,599
  Goodwill                                        225,214        225,214
  Software development costs, net of
   accumulated amortization                       150,193        164,389
                                               ----------     ----------
   Total other assets                             434,247        521,302
                                               ----------     ----------
                                              $ 2,898,446    $ 3,368,618
                                              ===========    ===========





                   See accompanying notes.
                            2

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                  September 30, 2002 and March 31, 2003
                             (unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September       March
Current liabilities:                         ---------       -----
  Accounts payable                       $    141,092   $   186,762
  Accrued expenses                            166,159       265,238
  Income taxes payable                              -        34,162
  Current portion of long term debt           111,111       115,528
  Current portion of obligations
    under capital leases                      132,279        89,465
  Deferred revenue                            110,722       116,457
                                          -----------      --------
    Total current liabilities                 661,363       807,612

Long-term debt, net of current portions       182,824       415,441
Obligations under capital leases,
  net of current portion                       53,423        56,033
Minority interest in subsidiary               142,769       139,862

Commitments

Stockholders' equity:

  Preferred stock, $.0001 par value;                -             -
    100,000,000 shares authorized,
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                                36,512        36,512
  Additional paid-in capital                1,151,547     1,151,547
  Retained earnings                           670,008       761,611
                                           ----------     ----------
    Total stockholder's equity              1,858,067     1,949,670
                                           ----------     ----------
                                         $  2,898,446   $  3,368,618
                                         ============   ============









See accompanying notes.
3

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2002 and 2003
                               (unaudited)

                                              March          March
                                               2002           2003
                                              -----          -----
Revenues:
  Sales                                   $   49,358    $    30,892
  Service contract income                    345,656        639,873
  Parking ticket collections                  32,593         76,134
                                          ----------    -----------
  Total revenues                             427,607        746,899

Costs and expenses:
  Cost of sales                               13,055         22,001
  Cost of services                           133,973        202,223
  Cost of parking ticket collections          25,401         29,176
  General and administrative                 191,522        475,501
  Research and development                    12,122          8,117
                                          ----------     ----------
   Total costs and expenses                  376,073        737,018
                                          ----------     ----------
Income from operations                        51,534         9,881

Other income (expense):
  Gain (loss) on disposal of assets                -             43
  Interest income                                724            333
  Interest expense                                 -        (11,128)
  Minority interest in loss of subsidiary          -          6,756

                                          ----------     ----------
   Total other income (expense)                  724         (3,996)
                                          ----------     ----------
Income before provision for income
taxes and loss in equity-basis partnership    52,258          5,885

Provision (benefit)for income taxes:
  Current expense (benefit)                   15,310        (10,969)
  Deferred expense                             4,500         13,050
                                          ----------     ----------
   Total income tax expense                   19,810         2,081
                                          ----------     ----------
Loss in equity basis partnership
 (net of tax expense   of $40 - 2002)             67              -
                                          ----------     -----------
Net income                              $     32,515   $      3,804
                                          ==========     ==========
Basic net income per common share       $          *   $          *
                                          ==========     ==========
Weighted average number of shares
  outstanding                            361,600,000    365,118,000
                                         ===========     ==========
*Less than $.01 per share

                         See accompanying notes.
                                  4

                    CLANCY SYSTEMS INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended March 31, 2002 and 2003
                               (unaudited)


                                            March         March
                                             2002          2003
                                            -----         -----
Revenues:
 Sales                                 $   88,753     $    71,667
  Service contract income                 687,975       1,261,324
  Parking ticket collections               53,823         114,420
                                       ----------     -----------
  Total revenues                          830,551       1,447,411

Costs and expenses:
  Cost of sales                            47,593          42,444
  Cost of services                        248,211         324,319
  Cost of parking ticket collections       51,675          64,864
  General and administrative              372,930         814,429
  Research and development                 26,245          17,042
                                        ---------     -----------
   Total costs and expenses               746,654       1,263,098
                                        ---------     -----------
Income from operations                     83,897         184,313

Other income (expense):
  Loss on disposal of assets                    -         (17,719)
  Interest income                           1,675             881
  Interest expense                              -         (22,635)
  Minority interest in loss of subsidiary       -           2,907

                                        ---------      ----------
   Total other income (expense)             1,675         (36,566)
                                        ---------      ----------
Income before provision for income
 taxes and loss in equity-basis
 partnership                               85,572         147,747
Provision for income taxes:
  Current expense                          25,355          30,044
  Deferred expense                          9,000          26,100
                                        ---------      ----------
   Total income tax expense                34,355          56,144
                                        ---------      ----------
Loss in equity basis partnership
(net of tax benefit of $2,896 - 2002)      (4,724)              -
                                        ---------      ----------
Net income                            $    46,493   $      91,603
                                      ===========     ===========
Basic net income per common share     $         *   $           *
                                      ===========    ============
Weighted average number of shares
outstanding                           361,600,000     365,118,000
                                      ===========    ============
*Less than $.01 per share


                      See accompanying notes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the six months ended March 31, 2003
                           (Unaudited)


                                                    Additional
                                Common Stock         Paid-In         Retained
                             Shares      Amount      Capital         Earnings
                             ------      ------      -------         --------

Balance, September 30,
               2002     365,117,938     $  36,512   $ 1,151,547     $  670,008


Net income for the
  six months ended
  March 31, 2003                  -             -             -         91,603

                       ------------   -----------  ------------  -------------
Balance, March 31,
       2003             365,117,938    $   36,512    $ 1,151,547    $  761,611

                       ============    ==========   ============    ===========








                                See accompanying notes.

                        CLANCY SYSTEMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months ended March 31, 2002 and 2003
                                    (unaudited)


                                           March 31,      March 31,
                                             2002           2003
                                           --------       --------

Cash flows from operating activities:
Net income                                $   46,493    $    91,603
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization              97,458        247,537
   Deferred income tax expense                 9,000         26,100
   Minority interest                             -           (2,907)
   Changes in assets and liabilities:
     Investment in equity-basis partnership    7,620              -
     Accounts receivable                      33,499       (143,143)
     Inventories                              (3,825)        21,447
     Income taxes refundable                  12,015         35,063
     Prepaid expenses                        (93,705)        45,700
     Accounts payable                        (16,008)        45,670
     Accrued expenses                              -         99,077
     Income taxes payable                          -         34,162
     Deferred revenue                        (35,708)         5,735
                                           ----------    ----------
     Total adjustments                        10,346        414,441
                                           ----------    ----------
    Net cash provided by operating
      activities                              56,839        506,044
                                           ----------    ----------
Cash flows from investing activities:
  Acquisition of furniture and equipment     (81,028)      (451,997)
  Increase in software licenses and
   software development costs                (28,761)       (43,585)
  Decrease (increase) in deposits and
    other assets                                  70        (41,122)
                                           ---------     ----------
    Net cash used in investing activities   (109,719)      (536,703)
                                           ---------      ---------
Cash flows from financing activities:
  Borrowings on notes payable and capital
   leases                                          -        282,619
  Payments on notes payable and capital
   leases                                          -        (85,789)
                                           ---------     ----------
    Net cash provided by financing
      activities                                   -        196,830
                                           ---------     ----------
    Increase (decrease) in cash and cash
       equivalents                           (52,880)       166,171
    Cash and cash equivalents at beginning
       of period                             385,491        357,315
                                          ----------     ----------
    Cash and cash equivalents at end of
     period                               $  332,611    $   523,486
                                          ==========   ============
                           See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003

1.      Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2002 and March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and 2003.

As a result of the July 2002 settlement agreement with the principals of UTS (Urban Transit Solutions) we have changed the reporting method for the Company's 60% ownership in UTS from the equity method of accounting to presenting the information on a consolidated basis.

The difference in presentation between the equity method of accounting and on a consolidated basis is significant. For, fiscal year ended 2002, Clancy presented its investment in UTS as a single line item "investment in partnership" on the balance sheet and as a single line item on the statement of operations. For fiscal year ending 2003,the consolidated financial statements combine each line item on the balance sheet and statement of operations of Clancy with those of UTS.

2.	Inventories

Inventories consist of the following at:
                                       September 30,     March 31,
                                           2002             2003
                                        ----------       ---------
Finished goods                        $     22,272     $    30,620
Work in process                              4,795          45,388
Purchased parts and supplies               121,450          51,062
                                       -----------     -----------
                                      $    148,517     $   127,070
                                      ============     ===========

3.      Income taxes

The provision for income taxes for the three and six months ended
March 31, 2002 and 2003 are based on the expected tax rate for the year.

As of September 30, 2002 and December 31, 2002, total deferred tax assets and liabilities are as follows:

                                     September 30,      March 31,
                                         2002              2003
                                     ------------       ---------
Deferred tax assets                   $   87,700      $  109,700
Deferred tax liabilities                 (49,500)        (97,600)
                                     -----------        ---------
                                      $   38,200      $   12,100
                                     ===========       ==========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003

4.  Investment in UTS

Pro Forma consolidated financial information for the three and six months ended March 31, 2003 are as follows:

Pro Forma consolidated       For three             For six
                             months ended          months ended
statement of operations      March 31, 2003        March 31, 2003
                             --------------        --------------

Total revenues               $     691,394        $   1,377,178
Total costs and expenses          (658,878)          (1,330,685)
                             -------------        -------------
Net income                   $      32,515        $      46,493
                             =============        =============

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

Material Changes in Financial Condition

At March 31, 2003 the Company had working capital of $359,004 derived primarily from contract sales and contract service, as compared to working capital of $357,272 at September 30, 2002. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended March 31,2003, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, privatization contract, and meter operations in Puerto Rico. New contracts signed during the quarter included Central Parking Mobile, AL; Central Parking Durham, NC; and Central Parking, Cincinnati, OH. Consolidated revenues during the quarter were higher than the prior year's quarter by 75%. Consolidated expenses increased by 94% over the prior year's quarter. The Company reported a profit of $3,804 ($20,691 for Clancy directly and a loss of $16,887 for UTS)for the quarter as compared to a net profit of $ 32,515 for the prior year's quarter. The consolidated revenues are $746,899 ($487,469 for Clancy directly, up 14% from the prior year's quarter, and $259,430 for UTS). The consolidated expenses are reported as $737,018 ($471,786 for Clancy directly, 25% from the prior year's quarter and $265,232 for UTS). Long term debt, capital lease, and interest expenses are attributed to the obligations of UTS. Clancy directly has no outstanding debt.

During the six months ended March 31, 2003, consolidated revenues of $1,453,036 were higher than the prior year's period by 74%. The
Company reported a profit of $91,603 ($98,872 for Clancy directly and a loss of $7,269 for UTS)for the six months as compared to a net profit of $46,493 for the prior year's period. The consolidated revenues are reported as $1,453,036 ($943,821 for Clancy directly, up 14% from the prior year's period, and $503,590 for UTS). The consolidated expenses are reported as $1,263,098 ($792,593 for Clancy directly, up
6% from the prior year's period and $470,505 for UTS).

General and administrative expenses increased 148% for the quarter and 118% for the six months ended March 31, 2003 due to the following activities for Clancy: legal expenses paid during the quarter, increased travel expenses, increased customer supply expenses (ticket forms and envelopes), a monthly retainer fee to a consultant who works for Clancy as a liaison directly with UTS. Expense increases directly related to UTS include payment of a monthly retainer to the Clancy-UTS liaison, infrastructure expenses related to meter installations and general operational expenses.

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

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 180 days before the filing date of this quarterly report.

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

Date: May 15, 2003                 CLANCY SYSTEMS INTERNATIONAL, INC.
                                              (Registrant)


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

Date: May 15, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reporto78is being prepared;

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

Date: May 15, 2003

/s/Lizabeth M. Wolfson
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-QSB for the period ended March 31,
2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley J. Wolfson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Stanley J. Wolfson

_______________________
Chief Executive Officer
May 15, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clancy Systems International, Inc. (the "Company") on Form 10-QSB for the period ended March 31
2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lizabeth M. Wolfson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Lizabeth M. Wolfson
_______________________
Chief Financial Officer
May 15, 2003