Form 10QSB
period 2003-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2003-08-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 	        Washington, D.C.  20549


                                  FORM 10-QSB


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

Transitional Small Business Disclosure format (check one):
    yes   x   no

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 12, 2003 is 365,117,938 shares, $.0001 par value.

                     CLANCY SYSTEMS INTERNATIONAL, INC.


                                     INDEX

	                                                        Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheet - September 30, 2002
and June 30, 2003 (unaudited)                                 2 and 3

Consolidated Statement of Income - For the Three Months
Ended June 30, 2002 and 2003 (unaudited)                         4

Consolidated Statement of Income - For the Nine Months
Ended June 30, 2002 and 2003 (unaudited)                         5

Consolidated Statement of Stockholders' Equity - For the
Nine Months Ended June 30, 2003 (unaudited)                      6

Consolidated Statement of Cash Flows - For the Nine Months
Ended June 30, 2002 and 2003 (unaudited)	                 7

Notes to Unaudited Consolidated Financial Statements             8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                            10

PART II.   OTHER INFORMATION                                     13


Item 3.  Controls and Procedures                                 13
Item 6.  Exhibits and Reports on Form 8-K                        13

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                September 30, 2002 and June 30, 2003
                            (unaudited)

                              ASSETS
                                                   September       June
                                                   ----------     ------
Current assets:
  Cash, including interest bearing accounts       $ 357,315     $ 559,172
  Accounts receivable                               339,599       643,029
  Income tax refund receivable                       35,063           ---
  Inventories (Note 2)                              148,517       122,341
  Prepaid expenses                                  138,141        54,228
                                                  ---------     ---------
    Total current assets                          1,018,635     1,378,770

Furniture and equipment, at cost:

  Office furniture and equipment                    259,595       210,491
  Equipment under service contracts               1,893,995     2,592,377
  Leasehold improvements                            105,259        96,782
  Equipment and vehicles under capital leases       356,745       180,487
                                                  ---------    ----------
                                                  2,615,594     3,080,137
  Less accumulated depreciation                  (1,170,030)   (1,461,000)
                                                 ----------     ---------
    Net furniture and equipment                   1,445,564     1,619,137

Other assets:

  Deferred tax asset (Note 3)                        38,200           ---
  Deposits and other                                 20,640        74,459
  Goodwill                                          225,214       225,214
  Software development costs, net of
   accumulated amortization                         150,193       172,901
                                                 ----------    ----------
   Total other assets                               434,247       472,574
                                                 ----------    ----------
                                                $ 2,898,446     3,470,481
                                               ============  ============






                           See accompanying notes.
                                      2

                      CLANCY SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                     September 30, 2002 and June 30, 2003
                                (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY




                                                  September         June
Current liabilities:                              ---------        ------
  Accounts payable                                $ 141,092      $ 101,550
  Accrued expenses                                  166,159        258,906
  Income taxes payable                                  ---        113,526
  Current portion of long term debt                 111,111        331,588
  Current portion of obligations under capital
   leases                                           132,279         45,096
  Deferred revenue                                  110,722         80,328
                                                 ----------      ---------
    Total current liabilities                       661,363        930,994

Long-term debt, net of current portions             182,824        211,370
Obligations under capital leases, net of
   current portion                                   53,423         92,900
Minority interest in subsidiary                     142,769        134,611
Deferred Income Taxes Payable (note 3)                  ---            950

Commitments

Stockholders' equity:

  Preferred stock, $.0001 par value;
    100,000,000 shares authorized, none issued           ---           ---
  Common stock, $.0001 par value;
     800,000,000 shares authorized,
     365,117,938 shares issued and
     outstanding                                      36,512        36,512
  Additional paid-in capital                       1,151,547     1,151,547
  Retained earnings                                  670,008       911,597
                                                  ----------     ---------
    Total stockholder's equity                     1,858,067     2,099,656
                                                  ----------     ---------
                                                 $ 2,898,446     3,470,481
                                                 ===========    ==========


                              See accompanying notes.

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended June 30, 2002 and 2003
                               (unaudited)

                                                    June           June
                                                    2002           2003
                                                    ----           ----
Revenues:
  Sales                                          $ 104,212      $ 51,539
  Service contract income                          329,852       785,577
  Parking ticket collections                        30,730       135,077
     and other
                                                ----------     ---------
  Total revenues                                   464,794       972,193

Costs and expenses:

  Cost of sales                                     38,117        27,912
  Cost of services                                 127,043       188,693
  Cost of parking ticket collections                23,999        21,337
  General and administrative                       186,668       482,066
  Research and development                           6,511         6,421
                                                  --------     ---------
   Total costs and expenses                        382,338       726,429
                                                  --------      --------
Income from operations                              82,456       245,764

Other income (expense):

  Gain (loss) on disposal of assets                    ---         1,600
  Interest income                                    1,070           448
  Interest expense                                     ---       (11,768)
  Minority interest in loss of subsidiary              ---         5,252
                                                 ---------     ---------
   Total other income (expense)                      1,070        (4,468)
                                                 ---------     ---------
Income before provision for income
   taxes and loss in equity-basis partnership       83,526       241,296

Provision for income taxes:
  Current expense                                   25,402        78,260
  Deferred expense                                   4,500        13,050
                                                 ---------        ------
   Total income tax expense                         29,902        91,310
                                                 ----------    ---------
Loss in equity basis partnership (net of tax
 benefit
  of $7,995 in 2002)                               (13,046)          ---
                                                 ---------     ---------
Net income                                        $ 40,578     $ 149,986
                                                ==========    ==========
Basic net income per common share                 $      *     $       *
                                               ===========    ==========
Weighted average number of shares outstanding  364,600,000   365,118,000
                                               ===========   ===========
*Less than $.01 per share

                               See accompanying notes.

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  For the nine months ended June 30, 2002 and 2003
                                  (unaudited)
                                                  June           June
                                                  2002           2003
Revenues:                                         ----           ----

  Sales                                         $ 192,965     $ 123,206
  Service contract income                       1,017,827     2,046,901
  Parking ticket collections                       84,553       249,497
     and other
                                                ---------     ---------
  Total revenues                                1,295,345     2,419,604

Costs and expenses:

  Cost of sales                                    85,710        70,356
  Cost of services                                375,254       513,012
  Cost of parking ticket collections               75,674        86,201
  General and administrative                      559,598     1,296,495
  Research and development                         32,756        23,463
                                                ---------     ---------
   Total costs and expenses                     1,128,992     1,989,527
                                                ---------     ---------
Income from operations                            166,353       430,077

Other income (expense):
  Loss on disposal of assets                          ---       (16,119)
  Interest income                                   2,745         1,329
  Interest expense                                    ---       (34,403)
  Minority interest in loss of subsidiary             ---         8,159
                                                ---------      ---------
   Total other income (expense)                     2,745       (41,034)
                                                ---------      ---------
Income before provision for income
  taxes and loss in equity-basis partnership
                                                  169,098       389,043

Provision for income taxes:

  Current expense                                  50,757       108,304
  Deferred expense                                 13,500        39,150
                                                ---------      --------
   Total income tax expense                        64,257       147,454
                                                ---------      --------
Loss in equity basis partnership (net
 of tax benefit of $10,891 - 2002)                (17,770)          ---
                                                ---------      --------
Net income                                     $   87,071    $  241,589
                                              ===========   ===========
Basic net income per common share              $        *    $        *
                                               ==========    ==========
Weighted average number of shares
   outstanding                                364,600,000   365,118,000
                                              ===========   ===========
*Less than $.01 per share

                          See accompanying notes.

                            CLANCY SYSTEMS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               For the nine months ended June 30, 2003
                                          (Unaudited)

                                                          Additional
                                   Common Stock            Paid-In         Retained
                                 Shares     Amount         Capital         Earnings
                                 ------    -------       ----------        --------

Balance, September 30, 2002   365,117,938  $ 36,512     $ 1,151,547       $ 670,008

  Net income for the nine
  months ended June 30, 2003          ---       ---             ---         241,589
                              -----------  --------     -----------       ---------
Balance, June 30, 2003        365,117,938  $ 36,512     $ 1,151,547       $ 911,597
                              ===========  ========     ===========       =========






                                    See accompanying notes.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended June 30, 2002 and 2003
                                           (unaudited)


                                                     June 30,      June 30,
                                                       2002          2003
                                                     -------       -------
Cash flows from operating activities:

Net income                                          $ 87,071      $ 241,589
Adjustments to reconcile net income to net
  cash provided by operating  activities:
   Depreciation and amortization                     108,190        369,128
   Deferred income tax expense                        13,500         39,150
   Minority interest                                     ---         (8,160)
   Common stock issued for services                   18,000            ---
   Changes in assets and liabilities:

     Investment in equity-basis partnership           28,661            ---
     Accounts receivable                             (83,008)      (303,430)
     Inventories                                     (12,463)        26,176
     Income taxes refundable                           9,083         35,063
     Prepaid expenses                                (84,121)        83,913
     Accounts payable                                (16,008)       (39,542)
     Accrued expenses                                    ---         92,747
     Income taxes payable                                ---        113,526
     Deferred revenue                                 69,634        (30,394)
                                                   ---------       --------
     Total adjustments                                51,468        378,177
                                                   ---------       --------
    Net cash provided by operating activities        138,539        619,766
                                                   ---------       --------
Cash flows from investing activities:
  Acquisition of furniture and equipment            (109,810)      (494,891)
  Increase in software licenses and software
    development costs                                (45,704)       (68,585)
  Decrease (increase) in deposits and other assets        94        (55,750)
                                                   ---------       --------
    Net cash used in investing activities           (155,420)      (619,226)
                                                   ---------       --------
Cash flows from financing activities:
  Borrowings on notes payable and capital leases        ---         288,500
  Payments on notes payable and capital leases          ---         (87,183)
                                                   ---------       --------
    Net cash provided by financing activities           ---         201,317
                                                   ---------       --------
    Increase (decrease) in cash and cash
       equivalents                                   (16,881)       201,857

    Cash and cash equivalents at beginning of
       period                                        385,491        357,315
                                                   ---------       --------
    Cash and cash equivalents at end of period     $ 368,610      $ 559,172
                                                  ==========   ============

                               See accompanying notes.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                         JUNE 30, 2003



1.      Basis of presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2002 and June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and 2003.

As a result of the July 2002 settlement agreement with the principals of UTS (Urban Transit Solutions) we have changed the reporting method for the Company's 60% ownership in UTS from the equity method of accounting to presenting the information on a consolidated basis.

The difference in presentation between the equity method of accounting and on a consolidated basis is significant. For the fiscal year ended September 30, 2002, Clancy presented its investment in UTS as a single Line item "investment in partnership" on the balance sheet and as a single line item on the statement of operations. For the fiscal year ending September 30 2003, the consolidated financial statements combine each line item on the balance sheet and statement of operations of Clancy with those of UTS.


2.	Inventories

Inventories consist of the following at:
                                       September 30,    June 30,
                                            2002          2003
                                       ------------   ------------

Finished goods                           $ 22,272      $  16,123
Work in process                             4,795         59,010
Purchased parts and supplies              121,450         47,208
                                         --------      ---------
                                         $148,517       $122,341
                                         ========       ========

                            CLANCY SYSTEMS INTERNATIONAL, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)
                                    JUNE 30, 2003



3.      Income taxes

The provision for income taxes for the nine months ended June
30, 2002 and 2003 is based on the expected tax rate for the year.

As of September 30, 2002 and June 30, 2003 total deferred tax assets and liabilities are as follows:
                                       September 30,   June 30,
                                          2002            2003
                                          ----            ----
    Deferred tax assets               $  87,700        $  120,700
    Deferred tax liabilities            (49,500)         (121,650)
                                      ---------        ----------
                                      $  38,200        $     (950)
                                      =========        ===========




4.  Investment in UTS



    Pro Forma consolidated financial information for the three and nine months ended June 30, 2002 are as follows:



                                 For three      For nine months
    Pro Forma consolidated       months ended   ended June 30,

    statement of operations      June 30, 2002       2002

    -------------------------    -----------   --------------
   Total Revenues               $   732,700    $  2,109,877

   Total costs and expenses        (692,122)     (2,022,806)

                                -------------  --------------

    Net income                  $    40,578    $     87,071

                                =============  ==============

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

Revenue Recognition:

Revenue derived from professional service contracts on equipment and support services is included in income ratably over the contract term; related costs consist mainly of depreciation, supplies and sales commissions.

The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis and are included in income ratably over the expected term of the contract.

Revenue from the issuance of parking tickets for the Company's privatization projects is recognized on a cash basis when received as collectability is not reasonably assured.

Revenue derived from professional service contracts on parking meter and lots fees collections is recognized net of municipalities' fees as services are provided. Related costs consist mainly of depreciation and lot rents.

Revenue derived from professional service contracts for permit fulfillment and remit-online services is recognized based on add-on fees earned for each transaction.

Computer software:

Costs incurred prior to the establishment of the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.


Material Changes in Financial Condition

At June 30, 2003 the Company had working capital of $447,776 derived primarily from contract sales and contract service, as compared to working capital of $357,272 at September 30, 2002. The Company anticipates that working capital will be sufficient to meet its working capital requirements for the current year. Funds will continue to be used for general and administrative purposes, equipment purchases, equipment manufacturing, travel, marketing and research and development.

Material Changes in Results of Operations

During the quarter ended June 30, 2003, the Company generated revenues from contract sales from its professional services contracts, sales, remit-online payment processing, privatization contract, and meter operations in Puerto Rico. New contracts signed during the quarter includedincluded Central Parking Virginia Beach, Central Parking Ft. Myers, Strategic Protectiion Agency, Western Towing,
Summit Security, Santa Cruz CA, University of Louisiana at Lafayette, Morrison CO, Ft. Lewis College, Parking Control Systems Denver, Fairway Parking, Los Angeles Metropolitan Transit Authority, and BYU Idaho. Consolidated revenues during the quarter were higher than the prior year's quarter by $507,399 or 109%. Consolidated expenses increased by $344,091 or 90.0% over the prior year's quarter. The Company reported a profit of $149,986 ($163,116 for Clancy directly and a net loss of $13,130 for UTS)for the quarter as compared to a net profit of $40,578 for the prior year's quarter. The consolidated revenues are reported as $972,193 ($661,665 for Clancy directly, up 42.36% from the prior year's quarter, and $310,529 for UTS). The consolidated expenses are reported as $726,429 ($412,939 for Clancy directly, up 8.0% from the prior year's quarter and $313,490 for UTS). Long term debt, capital lease, and interest expenses are attributed to the obligations of UTS. Clancy directly has no outstanding debt.

During the nine months ended June 30, 2003, consolidated revenues were higher than the prior year's period by 86.79%. The Company reported net income $241,589 ($261,988 for Clancy directly and a net loss of $20,399 for UTS)for the nine months as compared to a net profit of $87,071 for the prior year's period. The consolidated revenues are reported as $2,419,604 ($1,605,486 for Clancy directly, up 23.94% from the prior year's period, and $814,118 for UTS). The consolidated expenses are reported as $1,989,527 ($1,205,532 for Clancy directly, up 6.78% from the prior year's period and $783,995 for UTS).

General and administrative expenses increased 158% for the quarter and 132% for the nine months ended June 30, 2003 due to the following activities for Clancy: legal expenses during the quarter, increased travel expenses, increased customer supply expenses (ticket forms and envelopes), a monthly retainer fee to a consultant who works for Clancy as a liaison directly with UTS. Expense increases directly related to UTS include payment of a monthly retainer to the Clancy-UTS liaison, infrastructure expenses related to meter installations and general operational expenses.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley legislation as it pertains to additional accounting and auditing procedures. The company now utilizes two different accounting firms for preparation of financial statements,
reviews and auditing functions.   Director and Officer insurance premiums
have tripled for the Company (this is consistent with the industry as a result of the public company accounting scandals of several years ago). Client upgrades to the Company's newest equipment has proven to be a capital intense program. While the Company has adequate cash flow to accomplish the upgrades without incuring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.


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

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit 31.1  Section 302 Certification by Chief Executive Officer
   Exhibit 31.2  Section 302 Certification by Chief Financial Officer
   Exhibit 32.1  Section 906 Certification by Chief Executive Officer
   Exhibit 32.2  Section 906 Certification by Chief Financial Officer

            Filed herewith.

   (b) Reports on form 8-K

       None

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003              CLANCY SYSTEMS INTERNATIONAL, INC.
                                              (Registrant)


                                      By: /s/ Stanley J. Wolfson
                                        Stanley J. Wolfson, President
                                        and Chief Executive Officer