Form 10KSB/A
period 2003-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2004-01-13
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-KSB

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:  September 30, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $3,072,301.

     The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of January 9, 2004 was approximately $4,977,364.

Class                        Outstanding at January 9, 2004

Common stock, $.0001 par value           365,117,938 shares


Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

               Yes___ No  X

             CLANCY SYSTEMS INTERNATIONAL, INC.
                         Form 10-KSB



                     TABLE OF CONTENTS


   PART I
   Item 1.  Description of Business

   Item 2.  Description of Property

   Item 3.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders


   PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters

   Item 6.  Management's Discussion and Analysis or Plan of Operations

   Item 7.  Financial Statements

   Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   Item 8A.  Controls and Procedures


   PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act

   Item 10.  Executive Compensation

   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters

   Item 12.  Certain Relationships and Related Transactions

   Item 13.  Exhibits and Reports on Form 8-K

   Item 14.  Principal Accountant Fees and Services

              CLANCY SYSTEMS INTERNATIONAL, INC.
                       Form 10-KSB
                         PART I

Item 1.  Description of Business

Business Development.

In April 1987 Oxford Financial,Inc. (Oxford) merged with Clancy Systems International,Inc.(Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the "Company"). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). UTS is a consolidated subsidiary and is therefore included in the consolidated financial statements of Clancy as of September
30, 2002 and 2003.


The Company designs, develops and manufactures automated parking enforcement systems primarily for lease to municipalities, universities and institutions, including a ticket writing system and other enforcement systems.

The Company has installed numerous parking enforcement systems for various clients, towns and universities.
To augment the enforcement elementof the system, the Company manufactures and markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

 The Company also acquired and developed several stand alone computer programs for special niche operations including IDBadge.com, WhatsImportantNow.com, VirtualPermit.com, Remit-online.com, Expo1000.com, Permit-sales.com and Park-by-phone.com. The Company acquired Expo1000.com and Remit-online.com during fiscal year 2001. The Company developed IDBadge.com, WhatsImportantnow.com, VirtualPermit.com, Permit-sales.com and Park-by-phone.com internally.

The Company also provides hardware and software for special projects for Hertz Corporation including a project called Fleet Control. Fleet Control was developed in 1987 as an internal security system used by Hertz to track the transfer of cars between locations.

The Company's principal executive offices are located at 2250
S. Oneida Street, #308, Denver, Colorado 80224 and its telephone number is (303) 753-0197. The Company's web site is www.clancysystems.com.

Business of the Issuer.

Principal Products or Services and Markets and
Distribution Methods.

The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data entry terminal includes features such as large keys for use with gloved hands, easily readable liquid crystal display, phosphorescent keypad for illuminated night use and a large memory. The printer contains a "no-wait" buffer which acts to eliminate delay in entering citation data. The printer has been streamlined and along with the hand-held terminal weighs less than two pounds and is battery charged to last for at least eight hours with overnight recharging capability. The citations are printed on a continuous fan fold flat forms. The data collection computer is used for uploading and downloading data and contains the capacity for interfacing directly to a user's computer. There are currently approximately 2000 ticket-writing units in operation.

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

A service first offered to clients during the 2001 year was a permit fulfillment program. Patrons can purchase permits at on-line web addresses for specific agencies. Payment processing is done for checks and credit cards and the permits are mailed directly for the agencies.

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

The Company currently has systems installed in municipalities and universities representing approximately 9,000,000 tickets issued per year.

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

Phoenix Group Systems

In conjunction with the Phoenix Group, of Torrance, California, the Company has installed computerized parking citation issuance systems at Phoenix Group client locations. The data is then sent to Phoenix Group for ticket collection. These clients write approximately 200,000 tickets per year.

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

Expo1000.com is also a parking advocacy forum and sponsors one day solution seminars in strategic locations for exhibition and education purposes. Expo1000.com vendors demonstrate their product to invitees from strategic municipal, university and commercial parking agencies. During fiscal 2001-2002 Expo forums were held in Houston, San Francisco, St. Petersburg, and Los Angeles.

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

Permit-sales.com

The Company offers a comprehensive permit registration, fulfillment, and customer service program.

Park-by-phone.com

Launched at the end of fiscal 2002-2003, this program is a technology based parking reservation and payment system that will benefit the customers by allowing them to pay and park by making one telephone call to the Park-by-phone data center. Through strategic alliances with parking operators, cities, and venues, this system will allow customers to have paid parking in an instant.

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

Competition.

The Company is aware of other companies that currently offer an automated ticket writing system: Enforcement Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2, and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, its excellent program for customer support and because of the various enforcement products which it offers to complement its system.

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

Significant Customers.

Presently, the Company has 132 customers. No customer has generated more than 5% of total revenues. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

Privatization Contracts. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT and Los Angeles Metropolitan Transportation Authority. For the City of Logan, the Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The Company pays the City a 50/50 split after all expenses are paid. For the LAMTA, the Company provides lot services including signage and striping, ticket issuance, permit fulfillment, special event parking, and other related services. Fees are based on the different service levels.

Urban Transit Solutions, Puerto Rico. In February 1998, the
Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 2001, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao, Carolina, San German, Manati, Aricebo and Cauguas Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and is responsible for collection of parking meter revenues. In Cauguas, UTS leases a parking facilities from the City and collects the parking revenues from the lot. UTS has installed meters and provides ticket issuance parking enforcement. In
Humacao, UTS installed meters and collects revenues from the meters as well as provides ticket issuance parking enforcement.
UTS is completing installation of parking meters in San German and will also provide ticket issuance and enforcement.
UTS anticipates additional contracts in Puerto Rican cities for meter installation, collections and ticket issuance enforcement. The marketing approach is to bring Puerto
Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations.

Patents and Licenses.

The Company obtained a patent (#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

The company also obtained a patent for a printer latch on June 27, 2000. The patent expires in June 2019.

The company applied for a patent for its palmtype and Palm specific software in July of 2002. The company has abandoned its claim on the hardware application but is pursuing its patent on the software claims.

Need for Governmental Approval.

Many of the Company's contracts are awarded after a Request for Proposal has been tendered by the agency.
Other companies with similar technologies also bid on the Request for Proposal tenders.

Research and Development.

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company has redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the weight in the printers.
 During fiscal 2001/2002, Clancy began manufacturing of a new printer to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology and flat forms. In 2002/2003 a new case design was completed and tooling will be finished mid 2004.

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

The Company spent $41,507 and $33,471 on research and development activities for the fiscal years ended September 30, 2002 and 2003, respectively. None of the cost of such activities was borne directly by the customers.

Compliance with Environmental Laws.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company. The Company has entered into an arrangement with RBRC (Rechargeable Battery Recycling Corporation) for the recycling of all batteries).

The Company donates its used computer equipment to various churches. The program has been very successful as the computers are capable of early computer training programs even though they are no longer acceptable to operate the Company's systems.

Employees.

The Company currently has eleven employees in Company operations and four employees in privatization projects, all of whom are employed on a full time basis. Urban Transit Solutions has 2 employees in upper management, 4 employees in field management and 22 employees in operations.

Item 2.    Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2283 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2004.

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2004.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $500 per month plus utilities pursuant to a lease agreement which expires June 30, 2004.

The Company believes that these facilities are suitable and adequate for its needs.

The Company has always entered into 1 and 2 year lease agreements and is confident that it can renew its leases under the same terms and conditions.

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

In a judgment rendered by the Superior Court Department of the Trial Court of Suffolk County, MA, a default judgment against Mr. John Short was entered on October 31, 2001. The judgment orders Short to pay the Company attorney's fees and costs of $16,699.61 and an additional fine of $50,000 for his willful failure to comply with a Court order of June 28, 2001. Mr. Short filed an appeal on December 2, 2001, 3 days late of the 30 day appeal period. The Company is filing a motion to strike the notice of appeal as untimely. The appeal was denied. Mr. Short filed a Motion for Relief from Default Judgment on November 19, 2002.
The Motion was denied by the court on December 13, 2002. On December 20, 2002, Mr. Short filed an Emergency Motion for Stay of Execution Pending Appeal From Order Denying Motion for Relief From Judgment. The motion was granted and another appeal was filed. No decision has been rendered as of the date of this filing.

On March 21, 2002, a complaint was filed in Denver
District Court (Colorado) by Francis Salazar against the
Company. Mr. Salazar is seeking compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's common stock which carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended.
The complaint alleges that the restrictive legend prevented him from selling the shares during an up tick in the Company's stock price. The Company views this as a non meritorious lawsuit by Mr. Salazar and filed a Motion to Dismiss on April
29, 2002. The Motion to Dismiss was granted in December 2002, but subsequently overturned on appeal in October 2003. Clancy filed an answer and partial Motion to Dismiss on November 3, 2003. The motion seeks to dismiss Salazar's second claim for relief.

Mr. Salazar filed an amended second claim for relief on December 4, 2003, and Clancy has filed another Motion to Dismiss that claim on December 7, 2003.

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


                             High bid   Low bid

10/01/01 - 12/30/01          .009        .007
01/01/02 - 03/31/02          .008        .006
04/01/02 - 06/30/02          .008        .005
07/02/02 - 09/30/02          .005        .005
10/01/02 - 12/30/02          .0045       .004
01/01/03 - 03/31/03          .013        .005
04/01/03 - 06/30/03          .017        .015
07/01/03 - 09/30/03          .015        .011



On January 9, 2004 the reported bid and asked prices for the Company's Common Stock were $.021 and $.029, respectively.

The approximate number of record holders of the Company's
Common Stock on January 9, 2004 was 571.
 The Company has paid no dividends with respect to its Common
Stock.

There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions,
beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute
"forward looking statements."   As with any future event, there
can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2003, the Company had working capital of $1,007,082 for Clancy and $361,991 for Clancy consolidated with UTS as compared to $843,151 for Clancy and $357,272 for Clancy consolidated with UTS at September 30, 2002.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2004.

Clancy's current ratio decreased from 8.17 to 1 to 4.51 to 1 from September 30, 2002 to September 30, 2003. The consolidated current ratio decreased from 1.54 to 1 to 1.35 to 1 from September 30, 2002 to September 30, 2003.

REVENUES. From fiscal 2002 to fiscal 2003 revenues increased by approximately $291,887 or 17.3% from $1,683,542 to $1,975,429 for
Clancy and $21,315 or 1.98% from $1,075,557 to $1,096,872 for UTS.
The increase in revenues is due to the addition of new customers and products during the year ended September 30, 2003.

COST OF SERVICES. From fiscal 2002 to fiscal 2003, cost of services increased by $162,213 or 31.6% from $513,905 to $676,118 for Clancy. The increase is primarily due to an increase of $83,739 or 54% in depreciation expense (the Company has gone from a 5 year straight line method to a 3 year straight line method)and increases in cost of tickets/envelopes of $50,592 or 29%. Cost of services as a percentage of service contract income was 38.3% for fiscal 2002 and 42.5% for 2003.

For UTS, cost of services increased by $71,291 or 60% from $118,924 in fiscal 2002 to $190,215 for fiscal 2003. The increase is due to municipal fees in Cauguas of $27,600, service and ticket fees of $16,780 and increased depreciation of $27,260. Cost of services as a percentage of service contract income was 11.1% for fiscal 2002 and 17.3% for 2003.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $41,507 to $33,471, or 19.4%, from fiscal 2002 to 2003. The Company's parking enforcement research and development costs decreased from $42,296 to $41,507, or 2%, from fiscal 2001, to 2002. While product development and improvement is still paramount to the Company, costs have been contained.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $6,737 or 1% from $735,851 to $729,114 for Clancy and decreased $9,274 or 1% from $928,251, to $918,977 for UTS from fiscal 2002 to 2003. The decrease in general and administrative costs for the Company is primarily due to the decrease in legal fees due to the successful settlements of litigation of $65,783 offset by increases in directors and officers insurance of $10,665, accounting and other professional services of $20,598, increased salaries and related expenses of expanding operations of $21,269, bad debt expense of $10,129 and increases due to Sarbanes-Oxley requirements. The decrease in general and administrative expenses for UTS was primarily due to cost-cutting measures implemented by change in management.

NET INCOME. The Company reported net income of $96,789 for fiscal 2002 as compared to $243,063 for fiscal 2003.
The Company reported net income of $168,002 for fiscal
2001 as compared to net income of $96,789 for fiscal
2002. The primary reason for the increase in net income of $146,274 for fiscal 2003 is the increase in income from operations, the components of which are described above.

During the fiscal years ended September 30, 2002 and 2003, the Company had in place a total of approximately 120 and 132 ticket issuance systems respectively.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be put on "Park-by-phone" which will include an aggressive advertising campaign. The Company will also be manufacturing its printer in a new and smaller case.

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the size and weight of the printers.

During 2001/2002, the Company began manufacturing a new printer board to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology, and flat forms. The company has also developed a keyboard cradle for the Palm devices.
The Palm type has a 45 key full alpha/numeric keypad with function keys and assignable function keys.

Management keeps informed of new developments in components so that the printer and keypads are up-to-date, fast and suit user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new technologies and processes that can be used to upgrade its hardware. The
Company has a relationship with an engineer, who, although is works as an independent contractor, dedicates as much time as the company requires to develop and enhance its products. The engineer also does R&D for the company and makes prototype boards for testing and evaluation.

The Company's software is developed in-house by five full-time programmers and by the Company's President, Stanley
Wolfson, and is maintained and updated on a regular basis.

Clancy has qualified to be a Microsoft Certified Partner.

The office computer software allows daily ticket, rental and inventory information to be transferred from the portable data entry units to a central computer database.
The information is compiled and then processed further according to user requirements.

Through sophisticated communications software developed internally, the Company is able to update, modify, repair, enhance and change programs at the client's location via modem and the Internet.

The Company has developed numerous Internet based parking programs which include payment processing, permit registrations, and pre-paid parking and parking reservations, special event parking and permitting, and it's Expo1000
Parking Industry Guide.

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loan to its primary bank and private lender have been paid back by the Company's cash flows. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In June, 2003, a new management team was installed at UTS.

Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has takem an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see a significant improvement to UTS profitability during the 2003-2004 fiscal year.

UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases of equipment.

TRENDS AND CONDITIONS

Known trends, events or uncertainties that are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley legislation as it pertains to additional accounting and auditing procedures. The Company now utilizes four different accounting firms for preparation of financial statements, reviews and auditing functions. Director and Officer insurance premiums have tripled for the Company
(this is consistent with the industry as a result of the public company accounting scandals of several years ago).
The Company is able to qualify for Directors and Officers insurance when many companies are not longer able to qualify. The Company's newest equipment has proven to be a capital intense program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.

With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues is a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover, enforcement and accountability of parking revenues will be imperative for all cities.

In addition, the Company supplies all hardware, software, training, supplies and maintenance for the system, thus eliminating all significant capital expenditures by the user.

The Company has experienced a large number of inquiries about its system related to the total program and special features and anticipates growth in this area in the next fiscal year.

Uncertainties that can impact revenues from the Company's service contract agreements would be related to dramatic weather changes and municipal disaster occurrences (i.e. September 11, 2001). As parking ticket issuance operations are primarily "out-of-doors" tasks, severe weather such as a major blizzard, hurricane, or rains could impact ticket production for a limited period in certain locales. While such reductions are temporary, they can impact revenues as the Company bills most clients on a fee-per-ticket basis. The meter collections for UTS could be temporarily reduced during a hurricane or tropical storm. Further, as the Company is contracting primarily with City government agencies, a deployment of personnel to other duties during a disaster could temporarily reduce ticket issuance activities.

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2004.

UTS has funded its operations primarily by cash flows and bank debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment.

The Company has experienced significant interest in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. There has also been a demand for the Denver Boot for enforcement on private property. Exposure on the Internet has been favorable for sales of this product.

The Company has experienced an interest in its IDBadgemaker software. The program is utilized by news services, janitorial companies, social service agencies, private clubs and others for security and identification purposes. The program receives "excellent" ratings at download.com.

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes and average of $200,000 per month in transactions. The Company has observed a continuing increase in activity monthly.

CONTRACTUAL OBLIGATIONS

The following obligations are the debt of UTS. Clancy does not have any debt obligations other than operating leases for its office space.

                             Payment Due by Period

Contractual          Less than
Obligations  Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt        $ 375,063 $ 250,197  $ 124,866 $     -        $   -

Capital
Lease
Obligations   224,835   136,478     77,910    10,447          -

Operating
Expenses
   UTS         10,800     3,600      7,200         -          -
   Clancy      29,064    29,064

Purchase
Obligations         -         -          -         -           -

Other Long-
term
obligations         -         -          -         -           -
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 639,762  $ 419,339  $ 209,976 $  10,447   $       -
            =========  ========== ========= ==========  ==========

CRITICAL ACCOUNTING POLICIES

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

REVENUE RECOGNITION: Revenue derived from professional service contracts on equipment and support services is included in income ratably over the contract term; related costs consist mainly of depreciation, supplies and sales commissions.

The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual, or other basis and are included in income ratably over the expected term of the contract.

Revenue from the issuance of parking citations for the Company's privatization projects is recognized on a cash basis when received as collectibility is not reasonably assured.

Revenue derived from professional service contracts on parking meter and lots fees collections is recognized net of municipalities' fees as services are provided. Related costs consist mainly of depreciation and lot rents.

Revenue derived from professional service contracts for permit fulfillment and remit-online services is recognized based on add-on fees earned for each transaction.

COMPUTER SOFTWARE. Costs incurred prior to establishment of the technological feasibility of computer software are research and development costs, which are changed to expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally 5 years) or the estimate of current and future revenues for the related product.

GOODWILL. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142(SFAS 142, Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB published Interpretation No. 45
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statement Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December
31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement had no material impact on the Company's consolidated financial statements.

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

HUMAN RESOURCES

Our greatest resources are our dedicated employees who devote their talents and energies to bettering our systems and improving our products. Their efforts have driven the Company's successand they continue to be the most valuable resource of the Company.

Item 7.    Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

  Report of Independent Certified Public Accountants    F-1

  Consolidated Balance Sheets - September 30, 2002 and
                               September 30, 2003       F-3

  Consolidated Statements of Income -
               Years ended September 30, 2002 and 2003  F-5

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2002 and 2003  F-6

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2002 and 2003  F-7

 Notes to Consolidated Financial Statements             F-9

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.  Controls and Procedures

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

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    60    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       58    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      57    2003

The business experience of the Company's officers and directors is as follows:

Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company since February 1987. Mr. Wolfson attended the University of Colorado at Boulder and the University of Colorado at Denver. Mr. Wolfson had been president and a director of Clancy from inception until its merger into the Company in April 1987. Since 1967 Mr. Wolfson has been president and director of Portion Controlled Foods, Inc. d/b/a Stan Wolfson and Associates, Inc., a data processing systems consulting firm located in Denver, Colorado which employs two persons on a part-time basis. His firm's clients include The Hertz Corporation that utilizes Stan Wolfson and Associates, Inc.'s hand-held data entry equipment as part of its on-site national inventory control system. The Hertz Corporation has been a major customer of the Company. See Part I, Item 1. Mr. Wolfson has served as remote data acquisition consultant for AT&T as well as a consultant for a number of small local companies. Mr. Wolfson is the husband of Lizabeth Wolfson, an officer and director of the Company.


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

James R. Nyman, Director since October 2003. Mr. Nyman is a graduate of University of Minnesota with a degree in Aerospace Engineering and received his Master's Degree in Business Administration at California State University, Long Beach. Mr. Nyman as 23 years of experience in local government services. He served as the director of Information Services for the City of Inglewood, CA, from January, 1976 until
May, 2002 and from May 2002 to present he is serving as President of California Municipal Technologies, Inc. Mr. Nyman served two terms as Mayor of Palos Verdes Estates, Palos Verdes, CA.

The Company currently does not have an audit committee. The board of directors is performing the functions of the audit committee until an audit committee is established.

Family Relationships.

Lizabeth M. Wolfson, Secretary-Treasurer and Chief Financial and Chief Accounting Officer of the Company, is the wife of Stanley J. Wolfson, President, Chief Executive Officer and a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and beneficial owners of more than 10% of the Company's common stock are not required to file reports under Section 16(a)and therefore no disclosure of delinquent reports is included in this annual report.

Code of Ethics

In December, 2003, the Company adopted a Code of Ethics and has posted the Code of Ethics on its website.

Item 10. Executive Compensation.
 General.  For the fiscal year ended September 30, 2003
the Company paid a ten percent sales commission totaling $2,278 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $62,500 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                           Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            2003       $62,500       $2,278
President and Chief           2002        60,000        2,825
Executive Officer             2001        55,200        3,106

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of January 9, 2004 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.


Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)            35.9%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

James R. Nyman                   26,835,000 (2)             7.3%
2529 Via Olivera
Palos Verdes, CA 90274

All officers and directors      157,727,779 (1&2)          43.2%
as a group (3 persons)

__________

 (1) Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

 (2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

     Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2002 and 2003, the commissions totaled $2825 and $2278 respectively.

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

     10.1 Partnership agreement between the Company and Urban Transit Solutions (4)

     10.6 Indemnification Agreements between the Company and Robert M. Brodbeck, Stanley J. Wolfson and
            Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12  Indemnity Agreements between Company and
            Stanley J. Wolfson, and Lizabeth M. Wolfson (3)

     12.1   List of Subsidiaries, included herewith

     14.1   Code of Ethics, included herewith

     21.1   List of Subsidiaries, included herewith

     31.1 Certification Pursuant to 18 USC Section 302 for Stanley Wolfson, included herewith
     31.2 Certification Pursuant to 18 USC Section 302 for Lizabeth Wolfson, included herewith

     32.1 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-
            Oxley Act of 2002 for Stanley Wolfson, included herewith

     32.2 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-
            Oxley Act of 2002 for Lizabeth Wolfson, included herewith

________


(1) Incorporated by reference from exhibit 2.1 filed with the Company's current report on Form 8-K dated February 26,
     1987.

(2) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form
     S-18, SEC File No. 33-4882-D.

(3) Incorporated by reference from the like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1987.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report the Company filed no reports on form 8-K.

(4) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Item 14.  Principal Accountant Fees and Services.

..
AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2003 and 2002 by Causey, Demgen & Moore, Inc. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $20,975 and $18,330, respectively.

TAX FEES. The aggregate fees billed for tax services rendered by Causey, Demgen & Moore, Inc. for tax compliance and tax advice for the two fiscal years ended September 30, 2003 and 2002, were $2415 and $2300, respectively.

ALL OTHER FEES. The aggregate fees billed for other services rendered by Causey, Demgen & Moore, Inc., for the two fiscal years ended September 30, 2003 and 2002 were $595 and $0, respectively.

The Board of Directors is requested to and did approve the retention of Causey, Demgen & Moore, Inc. and the fees and other significant compensation paid to it for the fiscal year ended September 30, 2003 and 2002.

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


Date:  January 12, 2004

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 12, 2004          /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: January 12, 2004           /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: January 12, 2004           /s/James R.Nyman
                                 Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING
ISSUERS.

      None.


                        Index of Exhibits

Exhibit Number         Title of Exhibit

     3.1 Articles of Incorporation filed with the Colorado Secretary of State on March 3, 1986 (2)

     3.1(a)  Articles of Amendment to Articles of Incorporation
             (2)
     3.3    Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions (4)

     10.6 Indemnification Agreements between the Company and Robert M. Brodbeck, Stanley J. Wolfson and
            Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12  Indemnity Agreements between Company and
            Stanley J. Wolfson, and Lizabeth M. Wolfson (3)

     14.1   Code of Ethics, included herewith

     21.1   List of Subsidiaries, included herewith

     31.1 Certification Pursuant to 18 USC Section 906 for Stanley Wolfson, included herewith
     31.2 Certification Pursuant to 18 USC Section 906 for Lizabeth Wolfson, included herewith

     32.1 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-
            Oxley Act of 2002 for Stanley Wolfson, included herewith

     32.2   Certification Pursuant to 18 USC Section 1350
            as adopted pursuant to Section 906 of Sarbanes-
            Oxley Act of 2002 for Lizabeth Wolfson, included
            herewith
________

(1) Incorporated by reference from exhibit 2.1 filed with the Company's current report on Form 8-K dated February 26,
     1987.

(2) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form
     S-18, SEC File No. 33-4882-D.

 (3) Incorporated by reference from the like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1987.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report the Company filed no reports on form 8-K.

(4) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Clancy Systems International, Inc.
  and Subsidiary


We have audited the consolidated balance sheets of Clancy Systems International, Inc. and subsidiary as of September 30, 2002 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Urban Transit Solutions, Inc. (UTS), a partially owned subsidiary, as of and for the year ended September 30, 2003. Those statements were audited by other auditors whose report is included herein and our opinion, insofar as it relates to the amounts included for UTS, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clancy Systems International, Inc. and subsidiary at September 30, 2002 and 2003, and the consolidated results of their operations and their consolidated cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


CAUSEY DEMGEN & MOORE INC.
Denver, Colorado
December 23, 2003

Independent Auditors' Report


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the balance sheet of Urban Transit Solutions, Inc. as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended
September 30, 2002, were audited by their auditors whose report thereon dated November 20, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


LANDA UMPIERRE PSC

San Juan, Puerto Rico
December 11, 2003



Stamp number 1892524 of the Puerto Rico Society of CPA's was affixed to the record copy of this report.

                CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND 2003

                           ASSETS

                                          2002       2003
Current assets:                           ----       ----

 Cash, including interest bearing
   accounts of $213,945 (2002) and
   $213,945 (2003)                   $  357,315     669,292
  Accounts receivable, net of
   allowance for doubtful accounts
   of $5,250 at September 30, 2003      312,463     488,361
  Accounts receivable, related party
   (Note 3)                              27,136      30,019
  Income tax refund receivable
   (Note 7)                              35,063       9,450
  Inventories (Note 2)                  148,517     135,437
  Prepaid expenses                      138,141      77,389
                                      ---------   ---------
   Total current assets               1,018,635   1,409,948

Furniture and equipment, at cost:
   Office furniture and equipment       259,595     269,523
  Equipment under service contracts
   (Note 10)                          1,893,995   2,109,045
  Leasehold improvements                105,259      96,604
  Equipment and vehicles under
   capital leases (Note 6)              356,745     439,286
                                       --------   --------
                                      2,615,594   2,914,458
  Less accumulated depreciation      (1,170,030) (1,328,226)
                                     ----------- -----------
   Net furniture and equipment        1,445,564   1,586,232

Other assets:
  Deferred tax asset (Note 7)            38,200         ---
  Deposits and other                     20,640      76,028
  Goodwill (Note 1)                     225,214     225,214
  Software development costs, net
   of accumulated amortization
   of $368,012 (2002) and $431,627
   (2003)                               150,193     180,163
                                      ---------   ---------

 Total other assets                     434,247     481,405
                                      ---------   ---------
                                     $2,898,446  $3,477,585
                                     ==========  ==========

   See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2002 AND 2003

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                           2002       2003
Current liabilities:                       ----       ----

  Accounts payable                    $  141,092  $  229,229
  Accrued expenses                       166,159     276,176
  Accounts payable, related party            ---      11,000
  Income taxes payable (Note 7)              ---      21,852
  Current portion of long term debt
   (Note 5)                              111,111     250,197
  Current portion of obligations
   under capital leases (Note 6)         132,279     125,102
  Deferred revenue                       110,722     134,401
                                       ----------  ---------
    Total current liabilities            661,363   1,047,957
 Long-term debt, net of current
  portions (Note 5)                      182,824     124,866
Obligations under capital leases,
  net of current portion  (Note 6)        53,423      75,948
 Minority interest in subsidiary
 (Note 4)                                142,769     123,084
Deferred tax liability (Note 8)              ---       4,600

Commitments (Notes 5 and 6)

Stockholders' equity (Note 9):

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
    none issued                              ---         ---
  Common stock, $.0001 par value;
    800,000,000 authorized,
    365,117,938 shares issued and
    outstanding (2002 and 2003)           36,512      36,512
  Additional paid-in capital           1,151,547   1,151,547
  Retained earnings                      670,008     913,071
                                       ---------   ---------
    Total stockholders' equity         1,858,067   2,101,130
                                       ---------   ---------
                                     $ 2,898,446 $ 3,477,585
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-4

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003



                                           2002         2003
Revenues:                                  ----         ----
  Sales                                $   213,082   $  167,369
  Service contract income (Note 10) 2,418,208 2,686,947 Parking ticket collections and other
   (Note 10)                               127,809      217,985
                                        ----------    ---------
  Total revenues                         2,759,099    3,072,301

Costs and expenses:
  Cost of sales                             91,499       72,281
  Cost of services  (Note 3)               632,829      866,332
  Cost of parking ticket collections
   (Note 10)                               114,025      110,730
  General and administrative             1,664,102    1,648,091
  Research and development                  41,507       33,471
                                         ---------    ---------
  Total costs and expenses               2,543,962    2,730,905
                                         ---------    ---------
Income from operations                     215,137      341,396

Other income (expense):
  Interest income                            3,702        1,466
  Interest expense                         (53,185)     (47,079)
  Other income                                 ---       10,185
  Minority interest in loss of
     subsidiary (Note 4)                     9,861       19,686
                                         ---------     --------
   Total other income (expense)            (39,622)     (15,742)
                                         ---------     --------
Income before provision for income
  taxes                                    175,515      325,654

Provision for income taxes: (Note 7 )
  Current expense                          (70,526)     (39,791)
  Deferred expense                         ( 8,200)     (42,800)
                                         ---------     --------
Total income tax expense                   (78,726)     (82,591)
                                         ---------     --------
Net income                               $  96,789    $ 243,063
                                         =========    =========
Basic net income per common share        $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding                            362,782,000  365,118,000
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.

                          CLANCY SYSTEMS INTERNATIONAL, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                                                   Additional
                               Common Stock          Paid-In        Retained
                            Shares       Amount      Capital        Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2001                361,617,938   $   36,162  $  1,131,397     $  573,219


Issuance of common
 stock in exchange for
 services (Note 9)       3,500,000          350         20,150           ---

Net income for the year
  ended September 30,
  2002                         ---          ---            ---          96,789
                        ----------     --------     ----------     -----------
Balance, September 30,
 2002                  365,117,938      36,512       1,151,547         670,008

Net income for the
  year ended September
  30, 2003                    ---          ---             ---         243,063
                  ---------    -------    --------     --------
Balance, September
 30, 2003              365,117,938    $  36,512   $  1,151,547      $  913,071
                       ============   =========     ==========      ==========









See accompanying notes to consolidated financial statements.






               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDTED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                                           2002         2003
                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $   96,789  $  243,063
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization          373,328     497,298
   Deferred income tax expense              8,200      42,800
   Minority interest                       (9,861)    (19,686)
   Common stock issued for services        20,500         ---
   Loss on disposal of equipment              ---      17,068
   Changes in assets and liabilities:
     Accounts receivable                   95,049    (175,898)
     Accounts receivable, related party       ---      (2,883)
     Inventories                           (3,915)     13,080
     Income taxes refundable               20,283      25,613
     Prepaid expenses                    (100,380)     60,752
     Other assets                            (845)        ---
     Accounts payable                      74,338      88,137
     Accrued expenses                      14,694     110,017
     Accounts payable, related party          ---      11,000
     Income taxes payable                     ---      21,852
     Deferred revenue                      (3,544)     23,679
                                          -------    --------
Net cash provided by operating
  activities                              584,636     955,892
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (332,917)   (680,280)
  Increase in software licenses and
    software development costs           ( 68,533)    (93,586)
  Proceeds from sales of equipment            ---      91,438
  Decrease in note receivable, employee    10,277         ---
  Decrease (increase) in deposits and
   other assets                            (8,425)    (57,963)
                                          -------   ---------
    Net cash used in investing
     activities                          (399,598)   (740,391)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long term debt                ---     320,000
  Borrowings on capital leases                ---      87,640
  Payments on long term debt and capital
   leases                                (241,404)   (311,164)
                                         --------    --------
continued on following page
 See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                 (continued from preceding page)

                                              2002      2003
                                              ----      ----
Net cash provided by financing
   activities                             (241,404)   96,476
                                          ---------  --------
Increase (decrease) in cash and
  cash equivalents                          (56,366)  311,977
Cash and cash equivalents at
     beginning of period                    413,681   357,315
                                           --------  --------
Cash and cash equivalents at end
  of period                               $ 357,315 $ 669,292
                                          ========= =========



                                               2002      2003
                                               ----      ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the year for interest      $  53,185  $  47,079
                                            =========  =========
Cash paid (refunded) during the year
  for income taxes                          $  50,243  $  (7,674)
                                            =========  =========


Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2002, UTS entered into capital leases for the purchase of equipment in the amount of $219,560.

During the year ended September 30, 2003, UTS entered into capital leasesfor the purchase of equipment in the amount of $87,640.








See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated on March 6, 1997 under the Laws of the Commonwealth of Puerto Rico and is engaged in providing a wide variety of services in the areas of consulting design and the management of digital parking meter systems in Puerto Rico and Latin America. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and denominated in U.S dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency.

Principles of Consolidation:

For the year ended September 30, 2001, the Company accounted for its investment in UTS under the equity method of accounting. During the year ended September 30, 2002, the Company entered into a settlement agreement with the other owners of UTS which affirmed the Company's 60% ownership interest in UTS. As a result, the Company gained control of UTS and therefore has consolidated the financial results of UTS with those of the Company for the entire years ended September 30, 2002 and 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2002 and 2003 was $-0- and $5,250, respectively. An allowance for doubtful accounts was not provided at September 30, 2002 as write offs and accounts deemed uncollectible were not material. Bad debt expense amounted to $13,259 in 2002 and $28,638 in 2003.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2002 and 2003 amounted to $62,800 and $63,616, respectively, and is included in cost of services.

Furniture and equipment:

Furniture and equipment are stated at cost.

Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the quarter ended September 30, 2002, the Company initiated a plan to replace much of the equipment

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

under service contracts over the next two years. As a result, the Company recorded a change in estimate relating to the remaining useful life of this equipment to two years. The change resulted in a charge against income of approximately $12,000 during the quarter ended September 30, 2002 (no effect on loss per share) and will result in increased depreciation charges over the next two years. Depreciation expense for the years ended September 30, 2002 and 2003 amounted to $326,206 and $433,682, respectively.

Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2002 or 2003.

Software license agreements are being amortized over a five-year period, the period estimated by management to be benefited.

Research and development

Company funded research and development costs are charged to expense as incurred.

Revenue recognition:

Summary. - Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis. Revenue from the issuance of parking tickets is

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

recognized on a cash basis when received. Revenue derived from professional service contracts on parking meter and lots fees collections is recognized on a cash basis when received.
Related costs consist mainly of Municipalities' fees, depreciation and lots rents.

The Company recognizes revenue in accordance the Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101").
SAB 101 provides that the conditions for realization of revenue are as follows:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

Before the Company recognizes revenue, a contract is entered into with the client (which details the fees to be charged), all software and equipment per the contract is delivered, and as most of the Company's clients are Municipalities or Universities, collectibility is reasonably assured.

Contracts for the Company's ticket writing system take one of three forms. The Company (1) sells the equipment, ticket stock and. licenses the software separately, (2) charges a monthly fee for the use of the equipment and software or (3) charges a fee per ticket at the time the ticket stock is provided to the client. In a sale transaction, revenue is recognized on the sale of the equipment, license and ticket stock (less an amount for customer support).
When the Company charges a monthly fee, that fee is recognized in income in the period the services are provided. When the Company charges a fee per ticket, the Company recognizes revenue for the portion considered a sale of the ticket stock on delivery of the tickets to the client and the remainder is recognized as revenue over the period of estimated usage of the tickets based on past history with the client. As ticket stock is sold separately, this price is used to recognize revenue on contracts where the sales price of the ticket stock is not stated separately.

Revenue guarantees are entered into for a period of time, generally one year at a time. A ratable portion of the revenue guarantee is recognized each month as an expense. In revenue split arrangements, the portion of the revenue owed each month is recognized as an expense.

The Company does not offer a right of return on sales of equipment or ticket stock. Equipment sold, other than the Company's proprietary products, is covered under the manufacturer's warranty.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Warranty expense for the Company's products has been immaterial in the past. Revenue recognition does not start until the equipment has been delivered and the software has been installed and operational.

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $29,295 and $27,798 for the years ended September 30, 2002 and 2003, respectively.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At September 30, 2002 and 2003 and at various times during the years, the balance at one of the financial institutions exceeded FDIC limits.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


The Company provides credit, in the normal course of business, to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers.


Significant portions of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

Reclassifications:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Recent accounting pronouncements:

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues
Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS
No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no material impact on the Company's consolidated financial statements.

In November 2002, the FASB published Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statement
Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end.

The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement had no material impact on the Company's consolidated financial statements.

2.  Inventories

Inventories consist of the following at September 30:

                                   2002       2003
                                   ----       ----

  Finished goods                $  22,272  $  21,521
  Work in process                   4,795      4,563
  Purchased parts and supplies    121,450    109,353
                                ---------  ---------
                                $ 148,517  $ 135,437
                                =========  =========

3.  Related party transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies)to The Hertz Corporation. For the years ended
September 30, 2002 and 2003, commissions of $2,825 and
$2,278 have been paid under this agreement, respectively.

As of September 30, the following are the related
party account balances:
                                    2002          2003
                                    ----          ----
Accounts receivable,
   related party                 $ 27,136     $  30,019
                                 =========    =========
Accounts payable,
 related party                   $    ---     $  11,000
                                 =========    =========

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

3.  Related Party Transactions (continued)

Accounts receivable, related party is due from Pan
American Parking Solutions, Inc. which is a company owned by the former president of UTS.

Accounts payable, related party is due to Pan American
Products, a company owned by the current president of UTS.

4.  Investment in partnership

On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions of Puerto Rico (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services.
As provided in the partnership agreement, the Company contributed $500,000 in exchange for a 60% ownership in the Partnership and will share in the net income and losses of the partnership based on their percentage of ownership. During 2001, UTS issued additional stock diluting the ownership interest of the Company below 50%. Pursuant to the partnership agreement, substantially all management authority was retained by UTS, and consequently, the Company accounted for their investment in the Partnership using the equity method through September
30, 2001.

During the year ended September 30, 2001, the Company filed suit against UTS and the officers of UTS claiming that UTS unlawfully issued dilutive shares of stock in UTS. During the quarter ended September 30, 2002, the Company entered into a settlement agreement with UTS reaffirming the Company's 60% ownership interest. UTS was reorganized as a corporation. Therefore, the Company has consolidated the results of operations of UTS as if the Company owned 60% for the entire years ended September 30, 2002 and 2003. Accordingly, the financial results of UTS have been consolidated for the entire years ended September 30, 2002 and 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

5.  Long-term Debt

Long term debt consisted of the following at September 30:

                                        2002          2003
                                        ----          ----

Note payable to bank, interest at
 2% over prime rate (4.0% as of
 September 30, 2003), secured by
 third mortgage real estate property
 from the former president of UTS,
 payable in monthly installments of
 $9,259 plus interest through
 June 2005                             $ 293,935   $ 173,565

Note payable to bank, interest
 at 6.3%, secured by certain assets
 of the Company, payable in monthly
 installments of $4,445, due in
 March 2005                                 ---       84,098

Note payable to bank, interest at
  6.75%, secured by certain assets
  of the Company, payable in monthly
  installments of $7,823, due in
  October 2004                              ---      117,400
                                       --------     --------
                                        293,935      375,063
Less current maturities                (111,111)    (250,197)
                                       --------    ---------
                                      $ 182,824   $  124,866
                                    ===========    ==========

The aggregate maturities of long-term debt for the following years is as follows:

        Year ending September 30, 2004          $   250,197
        Year ending September 30, 2005              124,866
                                                -----------
                                                $   375,063
                                                ===========

In May 2000, UTS entered into a loan agreement with the Banco de Desarrollo Economico para Puerto Rico for an aggregate amount of $500,000. During the first six months, interest only was due and payable monthly at 2% over the prime rate. Beginning on January 5, 2001, principal of $9,259, plus interest is due and payable in 54 monthly installments.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2002 AND 2003
                      (continued)

5.  Long-term Debt (continued)

The loan is evidenced by a promissory note, collateralized by a second mortgage of $85,000 on property located at Toa Baja, Puerto Rico, and the personal guarantees of certain UTS stockholders. As part of the loan agreement, UTS has agreed to comply with certain covenants. These consist primarily, of reporting requirements, insurance coverage, no dividends or other distribution without the written consent of the Bank and other administrative requirements.

6.  Lease Commitments

UTS is party to certain non-cancelable lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments of from $269 to
$602 for leases that expire on various dates through the year 2007. The effective annual interest rates, on the present value of the monthly payments, vary from 8.50% to 14.95%.
..
UTS leases office spaces in Mayaguez under a three year lease, and in Humacao, Manati and Carolina, Puerto Rico under a five year lease, which commenced on April 27, 2000, May 26, 1999, April 1, 2000 and September 2002, respectively. The rental rates for the offices are $850, $800, $650, and $1,250 per month, respectively.

The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2004 and is party to various other short term leases for office and warehouse space. Total rent expense under all operating leases for the years ended September 30, 2002 and 2003 amounted to $98,492 and $127,302, respectively.

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2003:

                   CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

6.  Lease Commitments (continued)

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2004              $ 136,478        $  32,664     $ 169,142
        2005                 41,774            2,300        44,074
        2006                 17,762            2,400        20,162
        2007                 18,374            2,500        20,874
        2008                 10,447              ---        10,447
                             ------           ------        ------
Total minimum lease
   payments               $ 224,835        $  39,864     $ 264,699
                                           =========     =========
Amount representing
   interest                  23,785
                            -------
Present value of future
 minimum lease payments     201,050

Current portion of
 lease obligations          125,102
                            -------
Obligations under capital
 leases due after one year $ 75,948
                           ========

The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2002           2003
                                     ----           ----
Equipment                       $  238,755      $ 256,799
Vehicles                           117,990        182,487
                                ----------      ---------
                                   356,745        439,286
Accumulated amortization           (83,999)      (118,183)
                                ----------       --------
Net capitalized leased
  property                      $  272,746      $ 321,103
                               ===========     ==========

The Company has disputed amounts due under a certain capital lease as the equipment under the lease is defective. The principal amount of the obligation is $84,166. Pending resolution of this matter, amounts due under this capital ease have been classified as noncurrent.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

7.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2002          2003
                                 ----          ----
Non current deferred tax
   assets                     $  87,700    $  68,400
Non current deferred tax
  liabilities                   (49,500)     (73,000)
                              ---------    ---------

Net non-current deferred
   taxes                     $   38,200    $  (4,600)
                             ===========  ===========
Deferred tax assets:
  Loss on equity investment  $   16,600    $  30,900
  Section 263A Capitalization    35,000       28,500
Website acquired from
  shareholder                    36,100        9,000
                             ----------     --------
                                 87,700       68,400
Deferred tax liabilities:
 Depreciation and amortization  (49,500)     (73,000)
                             ----------     --------

   Net non-current deferred
     taxes                    $  38,200    $  (4,600)
                           ============   ============

                   CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)


7.  Income taxes

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                         For the years ended September 30,
                                2002             2003
                                ----             ----
Income tax expense at
  the statutory rate        $  59,675        $  82,591
State and local income
  taxes, net of federal
  income tax                    5,792           10,747
Nondeductible expenses          1,700            1,306
Other timing differences,
   net                         11,559          (12,053)
                            ---------        ---------
                            $  78,726        $   82,591
                            =========        ==========


8.  Basic Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares outstanding during the years ended
September 30, 2002 and 2003, of 362,782,322 shares and 365,117,938 shares respectively.

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

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

During the year ended September 30, 2002, the Company issued 3,000,000 shares of common stock to an employee of the Company valued at $18,000 ($.006 per share based on market value) and 500,000 shares of common stock to an employee of the Company valued at $2,500 ($.005 per share based on market value) for services performed.

10.  Professional service contracts

Clancy provides equipment and support services under 12 month professional service contracts. At September 30, 2003, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2002            2003
                                  ----            ----
Equipment under service
  contracts                   $ 1,062,867     $ 1,122,573
Less accumulated
   depreciation                  (734,107)       (715,605)
                              -----------      ----------
                              $   328,760     $   406,968
                              ===========       ==========

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

The terms of the agreements can be extended or discontinued with 30 days written notice. At September 30, 2003, the Logan,
Utah agreement was in effect.

UTS has professional service contracts with the Municipal Governments of Mayaguez, Humacao, Manati, Arecibo and Carolina, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, UTS will pay to the Municipalities 25% of the income before income taxes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2002 AND 2003
                           (continued)

11.  Sales by geographic region

The Company's sales for the years ended September 30, by geographic region, are as follows:

                                2002               2003
                                ----               ----
Canada                       $ 84,782          $  55,060
                              ========        ==========

Puerto Rico                $1,075,557         $1,096,872
                           ==========         ==========

United States              $1,598,760         $1,920,369
                           ==========         ==========