Form 10QSB/A
period 2003-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2004-02-17
CIK 789318

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 12b-25

NOTIFICATION OF LATE FILING


(Check One):

 Form 10-K    Form 20-F    Form 11-K    X  Form 10-Q  Form N-SAR
           FOR PERIOD ENDED: December 31, 2003
                              ------------------
            ( ) Transition Report on Form 10-K
            ( ) Transition Report on Form 20-F
            ( ) Transition Report on Form 11-K
            ( ) Transition Report on Form 10-Q
            ( ) Transition Report on Form N-SAR
            For the Transition Period Ended:
---------------------------------------------------------------

Read Instruction (on back page) Before Preparing Form.
Print or Type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-----------------------------------------------------------------
PART I - REGISTRANT INFORMATION

Clancy Systems International, Inc.
-----------------------------------------------------------------
Full Name of Registrant

-----------------------------------------------------------------
Former Name if Applicable

2250 S. Oneida St.  Suite 308
-----------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Denver, Colorado 80224
------------------------------------------------------------------
City, State and Zip Code


PART 11 - RULES 12b-25(b) and (c)

If the Subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

( ) (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense; and

(X) (b)   The subject annual report, Semiannual report, transition
          report on    Form l0-K, Form 20-F, Form 11-K or Form N-SAR,
          or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

( ) (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, Form 20-F, Form 11-K, Form 1O-Q, Form N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

Company is waiting on completed set of financial review documents form our UTS operation(Puerto Rico). Due to a replacement of accounting personnel at UTS, completion of certain accounting responsibilities was delayed.

Due to these pending issues, the Company's 10-QSB could not be filed without unreasonable effort and expense.


PART IV - OTHER INFORMATION

Name and telephone number of person to contact in regard to this notification:

Liz Wolfson                           303         753-0197
-------------------------------------  --------  --------------------
(Name)                                (Area Code)  (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

   (X) Yes  ( )  No

    (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

   ( ) Yes  (X) No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Clancy Systems International, Inc.
         ------------------------------------------------------
(Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  2/17/04            By: /s/ Lizabeth M. Wolfson