Form 10QSB
period 2003-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2004-02-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 	        Washington, D.C.  20549


                                  FORM 10-QSB


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 20,2004 is 365,117,938 shares, $.0001 par value.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Page No.

PART  I.	FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2003
and December 31, 2003 (unaudited)                     2 and 3

Consolidated Statements of Income - For the
Three Months Ended December 31, 2002 and 2003
 (unaudited)                                             4

Consolidated Statement of Stockholders' Equity -
For the Three Months Ended December 31, 2003
 (unaudited)	                                         5

Consolidated Statements of Cash Flows - For the
Three Months Ended December 31, 2002 and 2003
(unaudited)	                                         6

Notes to Unaudited Consolidated Financial Statements	 7

Item 2.  Management's Discussion and Analysis of         9
     Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings                               16

Item 3.  Controls and Procedures                         16

Item 6.  Exhibits and Reports on Form 8-K                16

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 2003 AND DECEMBER 31, 2003
                               (unaudited)

                                ASSETS

                                             September     December
                                             ---------     --------



Current assets:
  Cash, including interest bearing accounts $ 669,292 $ 598,015 Accounts receivable, net of allowance for
     doubtful accounts                          488,361      511,868
  Accounts receivable, related party (note 3)    30,019       30,019
  Income tax refund receivable                    9,450        9,450
  Inventories (Note 2)                          135,437      158,498
  Prepaid expenses                               77,389       58,363
                                              ---------     --------
    Total current assets                      1,409,948    1,366,213

Furniture and equipment, at cost:
  Office furniture and equipment                269,523      269,523
  Equipment under service contracts           2,109,045    2,161,893
  Leasehold improvements                         96,604       96,604
  Equipment and vehicles under capital leases   439,286      439,286
                                              ---------    ---------
                                              2,914,458    2,967,306
  Less accumulated depreciation              (1,328,226)  (1,447,089)
                                              ---------    ---------
Net furniture and equipment                   1,586,232    1,520,217

Other assets:
  Deposits and other                             76,028       72,797
  Goodwill                                      225,214      225,214
  Software development costs, net of
    accumulated amortization                    180,163      190,086
                                               --------     --------
Total other assets                              481,405      488,097
                                              ---------    ---------
                                            $ 3,477,585  $ 3,374,527
                                           ============ ============









                       See accompanying notes.
                               -2-

                CLANCY SYSTEMS INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2003 AND DECEMBER 31, 2003
                            (unaudited)

                 LIABILITIES AND STOCKHOLDER'S EQUITY

                                            September        December
Current liabilities:                        ---------        --------
  Accounts payable                         $  229,229      $  191,025
  Accrued expenses                            276,176         286,063
  Accounts payable, related party (note 3)     11,000          11,000
  Income taxes payable                         21,852             ---
  Current portion of long term debt           250,197         253,946
  Current portion of obligations under
     capital leases                           125,102         118,754
  Deferred revenue                            134,401         125,199
                                           ----------      ----------
    Total current liabilities               1,047,957         985,987

Long-term debt, net of current portions       124,866          69,438
Obligations under capital leases, net of
  current portion                              75,948          73,887
Minority interest in subsidiary               123,084         107,519
Deferred tax liability  (note 4)                4,600           5,965

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
   100,000,000 shares authorized, none
   issued                                         ---             ---
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                                 36,512          36,512
  Additional paid-in capital                 1,151,547       1,151,547
  Retained earnings                            913,071         943,672
                                             ----------    -----------
    Total stockholder's equity               2,101,130       2,131,731
                                             ----------    -----------
                                           $ 3,477,585     $ 3,374,527
                                           ===========     ===========








                     See accompanying notes.
                            -3-

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
      For the three months ended December 31, 2002 and 2003
                             (unaudited)

                                      December        December
                                        2002            2003
Revenues:                             --------        --------
  Sales                              $  40,775       $  41,929
  Service contract income              621,451         659,735
  Parking ticket collections and
    other                               38,286          64,319
                                     ---------       ---------
  Total revenues                       700,512         765,983

Costs and expenses:
  Cost of sales                         20,443           3,727
  Cost of services                     122,096         231,632
  Cost of parking ticket collections    35,688          31,919
  General and administrative           338,928         445,440
  Research and development               8,925          14,022
                                     ---------       ---------
   Total costs and expenses            526,080         726,740
                                     ---------       ---------
Income from operations                 174,432          39,243

Other income (expense):
  Gain (loss) on disposal of assets    (17,762)            ---
  Interest income                          548             194
  Interest expense                     (11,507)         (8,410)
  Minority interest in loss of
    subsidiary                          (3,849)         15,565
  Other income                             ---           1,872
                                     ---------       ---------
   Total other income (expense)        (32,570)          9,221
                                     ---------       ---------
Income before provision for income
    taxes                              141,862          48,464
Provision for income taxes:
  Current expense                       41,013          16,498
  Deferred expense                      13,050           1,365
                                    ----------       ---------
   Total income tax expense             54,063          17,863
                                     ---------       ---------
Net income                           $  87,799       $  30,601
                                    ==========       ==========
Basic net income per common share    $       *       $        *
                                    ==========       ==========
Weighted average number of shares
 outstanding                       365,118,000      365,118,000
                                   ===========      ===========
*Less than $.01 per share


                  See accompanying notes.

                  CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the three months ended December 31, 2003
                          (Unaudited)


                                                Additional
                             Common Stock         Paid-In            Retained
                         Shares       Amount      Capital            Earnings
                         ------       ------      -------            -------
Balance, September
  30, 2003            365,117,938    $36,512   $ 1,151,547        $   913,071

Net income for the
 three months
 ended December 31,
   2003                       ---        ---           ---             30,601
                    -------------   --------    ----------         ----------
Balance, December
  31, 2003            365,117,938    $36,512   $ 1,151,547        $   943,672
                      ===========    =======   ===========        ===========









                     See accompanying notes.
                            -5-


                CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended December 31, 2002 and 2003
                           (unaudited)

                                                  December 31,    December 31,
                                                   2002              2003
                                                 ------------     ------------
Cash flows from operating activities:
Net income                                        $   87,799       $    30,601
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      69,616           135,992
   Deferred income tax expense                        13,050             1,365
   Minority interest                                   3,849           (15,565)
   Changes in assets and liabilities:
     Accounts receivable                            (108,256)          (23,507)
     Inventories                                        (305)          (23,061)
     Income taxes refundable                          26,653               ---
     Prepaid expenses                                 36,783            19,026
     Accounts payable                                 93,022           (38,204)
     Accrued expenses                                 16,870             9,887
     Income taxes payable                                ---           (21,852)
     Deferred revenue                                 (7,500)          ( 9,202)
                                                  ----------          -------
      Total adjustments                              143,782            34,879
                                                   ---------          --------
    Net cash provided by operating activities        231,581            65,480
                                                   ---------          --------
Cash flows from investing activities:
  Acquisition of furniture and equipment            (250,099)          (52,849)
  Increase in software licenses and
    software development costs                       (21,826)          (26,407)
   Change in deposits and other assets                (2,000)            2,587
                                                   ---------          --------
    Net cash used in investing activities           (273,925)          (76,669)
                                                   ---------          --------
Cash flows from financing activities:
  Borrowings on notes payable and capital leases     160,000               ---
  Payments on notes payable and capital leases       (60,835)          (60,088)
                                                   ----------         --------
    Net cash provided (used in) by financing
       activities                                     99,165           (60,088)
                                                  ----------           -------
    Increase (decrease) in cash and cash
      equivalents                                     56,821           (71,277)

    Cash and cash equivalents at beginning of
      period                                         357,315           669,292
                                                  ----------          --------
    Cash and cash equivalents at end of period   $   414,136        $  598,015
                                                 ===========       ===========



                        See accompanying notes.
                                -6-

                 CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2003

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2003.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and denominated in U.S dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2002 and 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

2.  Inventories

Inventories consist of the following at:
                                         September 30,      December 31,
                                             2003             2003
                                         ------------        -----------
            Finished goods                $  21,521          $  47,490
            Work in process                   4,563             55,504
            Purchased parts and supplies    109,353             55,504
                                         ----------          ----------
                                          $ 135,437         $  158,498
                                          =========          =========

                   CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (CONTINUED)
                            DECEMBER 31, 2003

3.  Related party transactions

Related party account balances consist of the following at:

                                     September 30,      December 31,
                                          2003             2003
                                      -----------        ---------
Accounts receivable, related party    $   30,019       $   30,019
                                       =========         =========
Accounts payable, related party       $   11,000       $   11,000
                                       =========         =========

Accounts receivable, related party is due from Pan American
Parking Solutions, Inc. which is a company owned by the former president of UTS.

Accounts payable, related party is due to Pan American Products, a company owned by the current president of UTS.

4.  Income taxes

The provision for income taxes for the three months ended December 31, 2002 and 2003 is based on the expected tax rate for the year.

Total deferred tax assets and liabilities are as follows:

                                     September 30,      December 31,
                                         2003                2003
                                      ---------          ----------
Non current deferred tax assets       $  68,400         $   68,400
Non current deferred tax liabilities    (73,000)           (74,365)
                                      ---------          ---------
   Net non-current deferred taxes     $  (4,600)        $   (5,965)
                                    ===========        ===========

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2003, the Company had consolidated working capital of $380,226 derived primarily from contract sales and contract service, as compared to $361,991 at September 30, 2003. At December 31, 2003, the components of working capital were $1,079,912 for Clancy and working capital deficit of $ (699,686) for UTS compared to $1,007,082 for Clancy and $(645,091) for UTS at September 30, 2003.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2004.

REVENUES. From the quarter ended December 31, 2002 to the quarter ended December 31, 2003 revenues increased by $65,471 or 9.3% from $700,512 to $765,983. For Clancy only, revenues increased $26,937 or 5.9%, from $456,352 to $483,289. For UTS, revenues increased $38,534 or 15.8% from $244,160 to $282,694 for UTS. The increase in revenues is due to the addition of new customers and products during the quarter ended December 31, 2003.

COST OF SERVICES. From the quarter ended December 31, 2002 to the quarter ended December 31, 2003, cost of services increased by $109,536 or 89.7% from $122,096 to $231,632 for the Company. Cost of services as a percentage of service contract income was 19.6% for the 2002 quarter and 35.1% for the 2003 quarter.

For Clancy only, the cost of services was $179,900 for the quarter ended December 31, 2003 compared to $115,329 for the comparable period of 2002. The increase is of $64,571 or 56.0% is primarily due to an increase in depreciation expense and increases in cost of tickets/envelopes. The Company has gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Paper costs have escalated and been reflected in billings from the Company's ticket and envelope suppliers.
Cost of services as a percentage of service contract income was 30.57% for the 2002 quarter and 47.7% for the 2003 quarter.

For UTS, cost of services increased by $44,965 or 664.5% from $6,767 in the quarter ended December 31, 2002 to $51,732 for the quarter ended December 31, 2003. The increase is due to moving expenses, service and ticket fees and increased depreciation. UTS has also gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Cost of services as a percentage of service contract income was 2.77% for the 2002 quarter and 18.3 for the 2003 quarter. The company is now issuing tickets at two of its cities. While this will increase revenues, this has also increased basic cost of services.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $8,925 to $14,022, or 57.1%, from the quarter ended December 31, 2002 to 2003. Product development and improvement is still paramount to the Company, and costs have been incurred for development of several new items during the quarter ended December 31, 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $106,512 or 31.4% from $338,928 to $445,440 for the quarter ended December 31, 2003 and 2002. For Clancy, general and administrative expenses increased $41,682 or 29.7% from $140,422 to $182,104 and UTS increased $64,830 or 32.7% from $198,506 to $263,336. The increase in general and administrative costs for the Company is primarily due to the increase in directors and officers insurance, accounting and other professional services, increased salaries and related expenses of expanding operations and increases due more stringent and comprehensive securities laws and corporate governance requirements under Sarbanes-Oxley Act of 2002.

NET INCOME. For the quarter ended December 31, 2003, the Company reported net income of $30,601 ($69,513 for Clancy directly and a loss of $38,912 for UTS) compared to $87,799 ($82,028 for Clancy directly and $5,771 for UTS) for the quarter ended December 31, 2002.

The primary reason for the decrease in net income of $57,198 is the increase in cost of services and general and administrative expense which are discussed above.

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

Management keeps informed of new developments in components so that the printer and keypads are up-to-date, fast and suit user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new technologies and processes that can be used to upgrade its hardware. The Company has a relationship with an engineer, who, although he works as an independent contractor,he dedicates as much time as the company requires to develop and enhance its products. The engineer also does R&D for the company and makes prototype boards for testing and evaluation.

The Company's software is developed in-house by five full- time programmers and by the Company's President, Stanley Wolfson, and is maintained and updated on a regular basis.

Clancy has qualified to be a Microsoft Certified Partner. This relationship allows the Company to receive pre-releases of software products which gives us the leading edge on upgrading programs and embedding new services into our systems.

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

The Company has developed numerous Internet based parking programs which include payment processing, permit registrations, and pre-paid parking and parking reservations, special event parking and permitting, and its Expo1000 Parking Industry Guide.

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loan to its primary bank and private lender have been paid back by the Company's cash flows. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In June, 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2003-2004 fiscal year. UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases of equipment.



TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to: (i) additional accounting and auditing procedures; (ii) additional legal costs due to compliance with new corporate governance mandates. The Company now utilizes five different accounting firms for preparation of financial statements and reviews and auditing functions. Director and Officer insurance premiums have tripled for the Company (this is consistent with the industry as a result of the public company irregularities of several years ago). The Company is able to qualify for Directors and Officers insurance when many companies are not longer able to qualify. The Company's newest equipment has proven to be a capital intense program.The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.

With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues as a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover, enforcement and accountability of parking revenues will be imperative for all cities.

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

UTS has funded its operations primarily by cash flows and bank debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2004.

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

In addition, for Clancy,current outstanding ticket fines of approximately $200,000 and for UTS, outstanding ticket fines of approximately $195,000, have not been recognized as revenue at December 31, 2003.

CONTRACTUAL OBLIGATIONS

The following obligations are the debt of UTS. Clancy does not have any debt obligations other than operating leases for its office space.

                             Payment Due by Period

Contractual           Less than
Obligations  Total    1 year     1-3 years   4-5 years   Over

Long Term
Debt        $ 323,384 $ 253,946  $  69,438 $     -        $   -

Capital
Lease
Obligations   192,641   118,754     63,440    10,447          -

Operating
Expenses
   UTS          9,600     3,600      6,000         -          -
   Clancy      21,798    21,798

Purchase
Obligations         -         -          -         -           -

Other Long-
term
obligations         -         -          -         -           -
            --------- ---------  ----------  ----------  ---------
Total
Contractual
Cash
Obligations $ 547,423  $ 398,098  $ 138,878 $  10,447   $       -
            =========  ========== ========= ==========  ==========

CRITICAL ACCOUNTING POLICIES

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Revenue from the issuance of parking citations for the Company's privatization projects is recognized on a cash basis when received
as collectibility is not reasonably assured.           .

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See status of Legal Proceedings disclosed in form 10-KSB for period ended September 30, 2003.

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

Date: February 20, 2004	           CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                              By: /s/ Stanley J. Wolfson
		                        Stanley J. Wolfson, President
		                        and Chief Executive Officer