Form 10QSB
period 2004-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2004-05-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

                          OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_______________

            Commission file number:   33-4882-D

                CLANCY SYSTEMS INTERNATIONAL, INC.
   (Exact name of Registrant as specified in its charter)
______Colorado________                            84-1027964
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
2) has been  subject tosuch filing requirements for the past 90 days:
Yes X     No __

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 20, 2004 is 365,117,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes___No__X__

                CLANCY SYSTEMS INTERNATIONAL, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.



PART  I.	                FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2003 and
     March 31, 2004 (unaudited)                          Pages 2 and 3

Consolidated Statements of Income - For the Three Months
     Ended March 31, 2003 and 2004 (unaudited)                 4

Consolidated Statements of Income - For the Six Months
     Ended March 31, 2003 and 2004 (unaudited)                 5

Consolidated Statement of Stockholders' Equity - For the
     Six Months Ended March 31, 2004 (unaudited)               6

Consolidated Statements of Cash Flows - For the Six Months
    Ended March 31, 2003 and 2004 (unaudited)                  7

Notes to Unaudited Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10

PART II.  OTHER INFORMATIION


Item 1.  Legal Proceedings                                     19

Item 2.  Controls and Procedures                               19

Item 6.  Exhibits and Reports on Form 8-K                      19

                CLANCY SYSTEMS INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS
              September 30, 2003 and March 31, 2004
                        (unaudited)

                            ASSETS


                                                  September          March
                                                     2003             2004
                                                  ---------          -----
Current assets:
 Cash, including interest bearing accounts     $    669,292     $  847,253
  Accounts receivable, net                          488,361        623,994
  Accounts receivable, related party (note 3)        30,019         30,019
  Income tax refund receivable                        9,450          9,450
  Inventories (Note 2)                              135,437        109,210
  Prepaid expenses                                   77,389         35,424
                                               ------------     ----------
    Total current assets                          1,409,948      1,655,350


Furniture and equipment, at cost:
 Office furniture and equipment                     269,523        284,523
  Equipment under service contracts               2,109,045      2,220,789
  Leasehold improvements                             96,604         96,604
  Equipment and vehicles under capital leases       439,286        439,286
                                               ------------     ----------
                                                  2,914,458      3,041,202
  Less accumulated depreciation                  (1,328,226)    (1,571,913)
                                               ------------     ----------
    Net furniture and equipment                   1,586,232      1,469,289

Other assets:
  Deposits and other                                 76,028         54,542
  Goodwill                                          225,214        225,214
  Software development costs, net of
   accumulated amortization                         180,163        200,553
                                               ------------     ----------
   Total other assets                               481,405        480,309
                                               ------------     ----------
                                               $  3,477,585    $ 3,604,948
                                               ============    ===========



    See accompanying notes to unaudited consolidated financial statements.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS
                 September 30, 2003 and March 31, 2004
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                September         March
                                                   2003            2004
                                                ---------         -----
Current liabilities:
  Accounts payable                            $   229,229     $  516,230
  Accrued expenses                                276,176        293,097
  Accounts payable, related party (note 3)         11,000            ---
  Income taxes payable                             21,852         12,570
  Current portion of long term debt               250,197        232,796
  Current portion of obligations under
     capital leases                               125,102         40,935
  Deferred revenue                                134,401        109,280
                                                ---------     ----------
    Total current liabilities                   1,047,957      1,204,908


Long-term debt, net of current portions           124,866         34,668
Obligations under capital leases, net of
  current portion                                  75,948         57,723
Minority interest in subsidiary                   123,084        125,449
Deferred tax liability (note 4)                     4,600          1,870

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized, none
    issued                                           ---             ---
  Common stock, $.0001 par value; 800,000,000
        shares authorized, 365,117,938 shares
        issued and outstanding                     36,512          36,512
  Additional paid-in capital                    1,151,547       1,151,547
  Retained earnings                               913,071         992,271
                                               ----------      ----------
    Total stockholders' equity                  2,101,130       2,180,330
                                               ----------      ----------
                                              $ 3,477,585    $  3,604,948
                                              ===========    ============

   See accompanying notes to unaudited consolidated financial statements.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended March 31, 2003 and 2004
                             (unaudited)


                                                March              March
                                                 2003               2004
                                                -----              -----

Revenues:
  Sales                                      $   30,892       $   62,921
  Service contract income                       639,873          676,936
  Parking ticket collections                     76,134           98,326
                                             ----------       ----------
  Total revenues                                746,899          838,183

Costs and expenses:
  Cost of sales                                  22,001           17,786
  Cost of services                              202,223          253,159
  Cost of parking ticket collections             29,176           39,569
  General and administrative                    475,501          408,427
  Research and development                        8,117           13,868
                                             ----------       ----------
   Total costs and expenses                     737,018          732,809
                                             ----------       ----------
Income from operations                            9,881          105,374

Other income (expense):
  Other income (loss)                                43           (1,168)
  Interest income                                   333              191
  Interest expense                              (11,128)          (7,155)
  Minority interest in (income)
        loss of subsidiary                        6,756          (17,930)
                                            -----------       ----------
   Total other income (expense)                  (3,996)         (26,062)
                                            -----------       ----------
Income before provision for
         income taxes                             5,885           79,312

Provision (benefit)for income taxes:
  Current expense (benefit)                     (10,969)          34,808
  Deferred expense (benefit)                     13,050           (4,095)
                                            -----------       ----------
   Total income tax expense                       2,081           30,713
                                            -----------       ----------
Net income                                  $     3,804       $   48,599
                                            ===========       ==========
Basic net income per common share           $         *       $        *
                                            ===========       ==========
Weighted average number of shares
 outstanding                                365,118,000      365,118,000


                                          ===========      ===========

*Less than $.01 per share

   See accompanying notes to unaudited consolidated financial statements.
                                  4

                CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the six months ended March 31, 2003 and 2004
                           (unaudited)


                                                March           March
                                                 2003            2004
                                                -----           -----

Revenues:
  Sales                                     $   71,667     $  104,850
  Service contract income                    1,261,324      1,336,671
  Parking ticket collections                   114,420        162,645
                                            ----------     ----------
  Total revenues                             1,447,411      1,604,166

Costs and expenses:
  Cost of sales                                 42,444         21,513
  Cost of services                             324,319        484,791
  Cost of parking ticket collections            64,864         71,488
  General and administrative                   814,429        853,867
  Research and development                      17,042         27,890
                                            ----------     ----------
   Total costs and expenses                  1,263,098      1,459.549
                                            ----------     ----------
Income from operations                         184,313        144,617

Other income (expense):
  Other income (expense)                       (17,719)           704
  Interest income                                  881            385
  Interest expense                             (22,635)       (15,565)
  Minority interest in loss (income)
          of subsidiary                          2,907         (2,365)
                                            ----------     ----------
   Total other income (expense)                (36,566)       (16,841)
                                            ----------     ----------
Income before provision for income taxes       147,747        127,776

Provision for income taxes:
  Current expense                               30,044         51,308
  Deferred expense (benefit)                    26,100         (2,730)
                                            ----------      ---------
   Total income tax expense                     56,144         48,576
                                            ----------      ---------
Net income                                  $   91,603      $  79,200
                                           ===========    ===========
Basic net income per common share           $        *      $       *
                                            ==========     ==========
Weighted average number of shares
 outstanding                               365,118,000    365,118,000
                                           ===========    ===========
*Less than $.01 per share


   See accompanying notes to unaudited consolidated financial statements.
                                        5

                   CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the six months ended March 31, 2004
                             (Unaudited)


                                                   Additional
                             Common Stock            Paid-In         Retained
                         Shares        Amount        Capital         Earnings
                       ----------------------      ----------        --------
Balance, September 30,
   2003                365,117,938   $  36,512   $   1,151,547     $  913,071
Net income for the
   six months ended
   March 31, 2004              ---         ---             ---         79,200
                      ------------   ---------   -------------     ----------
Balance, March 31,
    2004               365,117,938   $  36,512   $   1,151,547     $  992,271
                     =============   =========   =============      ==========









        See accompanying notes to unaudited consolidated financial statements.
                                    6

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended March 31, 2003 and 2004
                                (unaudited)



                                                 March 31,         March 31,
                                                   2003              2004
                                                 --------          --------
Cash flows from operating activities:
Net income                                      $   91,603       $   79,200
Adjustments to reconcile net income to
   net cash provided by operating  activities:
   Depreciation and amortization                   247,537          280,645
   Deferred income tax expense (benefit)            26,100           (2,730)
   Minority interest                                (2,907)           2,365
   Changes in assets and liabilities:
     Accounts receivable                          (143,143)        (135,633)
     Inventories                                    21,447           26,227
     Income taxes refundable                        35,063              ---
     Prepaid expenses                               45,700           41,965
     Accounts payable                               45,670          287,001
     Accounts payable, related party                   ---          (11,000)
     Accrued expenses                               99,077           16,921
     Income taxes payable                           34,162           (9,282)
     Deferred revenue                                5,735          (25,121)
                                                 ---------       ----------
     Total adjustments                             414,441          471,358
                                                 ---------       ----------
    Net cash provided by operating activities      506,044          550,558
                                                 ---------       ----------
Cash flows from investing activities:
  Acquisition of furniture and equipment          (451,996)        (126,744)
  Increase in software licenses and software
    development costs                              (43,585)         (56,061)
  Decrease (increase) in deposits and other
    assets                                         (41,122)          20,199
                                                 ---------       ----------
    Net cash used in investing activities         (536,703)       (162,606)
                                                 ---------       ---------
Cash flows from financing activities:
  Borrowings on notes payable and capital
    leases                                         282,619             ---
  Payments on notes payable and capital leases     (85,789)       (209,991)
                                                 ---------       ---------
    Net cash provided by (used in) financing
      activities                                   196,830        (209,991)
                                                 ---------       ---------
    Increase in cash and cash equivalents          166,171         177,961
    Cash and cash equivalents at beginning of
      period                                       357,315         669,292
                                                 ---------       ---------
    Cash and cash equivalents at end of period  $  523,486      $  847,253
                                                ==========      ==========

    See accompanying notes to unaudited consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2004

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2003.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and denominated in U.S dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three and six months ended March 31, 2003 and 2004. All significant inter company transactions and balances have been eliminated in consolidation.

2.	Inventories

Inventories consist of the following at:

                                    September 30,       March 31,
                                       2003               2004
                                    ------------       -----------

                Finished goods      $    21,521        $   11,228
                Work in process           4,563            36,098
                Purchased parts and
                      supplies          109,353            61,884
                                    -----------        ----------
                                    $   135,437        $  109,210
                                    ===========        ==========

                     CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2004


3.  Related party transactions

    Related party account balances consist of the following at:

                                      September 30,      March 31,
                                        2003               2004
                                        ----               ----

Accounts receivable, related party   $  30,019          $ 30,019
                                     =========          ========
Accounts payable, related party      $  11,000        $      -0-
                                     =========         =========

Accounts receivable, related party is due from Pan American
Parking Solutions, Inc. which is a company formerly owned by the former president of UTS.

Accounts payable, related party is due to Pan American Products, a company owned by the current president of UTS, which was paid during the quarter ended March 31, 2004.


4.	Income taxes

The provision for income taxes for the three months and six months ended March 31, 2004 and 2003 are based on the expected tax rate for the year.

Total deferred tax assets and liabilities are as follows:

                                     September 30,       March 31,
                                         2003               2004
                                      ---------          ----------
Non current deferred tax assets       $  68,400         $  68,400
Non current deferred tax liabilities    (73,000)          (70,270)
                                      ---------          ---------
   Net non-current deferred taxes     $  (4,600)        $  (1,870)
                                    ===========        ===========

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2004, the Company had consolidated working capital of $450,442 derived primarily from contract sales and contract service, as compared to $361,991 at September 30, 2003. At March 31, 2004, the components of working capital were $1,117,376 for Clancy and working capital deficit of $(666,934) for UTS compared to $1,007,082 for Clancy and $(645,091) for UTS at September 30, 2003.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2004.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31,
2004 AND 2003

REVENUES. From the quarter ended March 31, 2003 to the quarter ended March 31, 2004 revenues increased by $91,284 or 12.2% from $746,899 to $838,183 For Clancy only, revenues increased $33,344 or 6.8%, from $487,469 to $520,813. For UTS, revenues increased $57,940 or 22.3% from $259,430 to $317,370 for UTS. The increase in revenues is due to the addition of new customers and products during the quarter ended
March 31, 2004.  Clancy's remit-online.com service has processed
23,030 transactions totalling $892,196 for the quarter ended March 31, 2004. The gross amount of revenues flowing through Remit-online.com cannot be captured as revenue based on the SEC rules. The Company only captures its net profit from each transaction as revenue.


COST OF SERVICES. From the quarter ended March 31, 2003 to the quarter ended March 31, 2004, cost of services increased by $50,936 or 25.2% from $202,223 to $253,159 for the Company. Cost of services as a percentage of service contract income was 31.6% for the 2003 quarter and 37.4% for the 2004 quarter.

For Clancy only, the cost of services was $198,878 for the quarter ended March 31, 2004 compared to $182,943 for the comparable period of 2003. The increase of $15,935 or 8.7% is primarily due to an increase in depreciation expense and increases in cost of tickets/envelopes.
The Company has gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Paper costs have escalated and been reflected in billings from the Company's ticket and envelope suppliers. Cost of services as a percentage of service contract income was 48.1% for the 2003 quarter and 55.3% for the 2004 quarter.

For UTS, cost of services increased by $35,001 or 181.5% from $19,280 in the quarter ended March 31, 2003 to $54,281 for the quarter ended
March 31, 2004. The increase is due to moving service and ticket fees and increased depreciation. UTS has also gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Cost of services as a percentage of service contract income was 7.4% for the 2003 quarter and 17.1% for the 2004 quarter. The company is now issuing tickets at two of its cities. While this will increase revenues, this has also increased basic cost of services.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $8,117 to $13,868, or 70.9%, from the quarter ended March 31, 2003 to 2004. Product development and improvement is still paramount to the Company, and costs have been incurred for development of several new items during the quarter ended March 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $67,074 or 14.1% from $475,501 to $408,427 for the quarter ended March 31, 2004 and 2003. For Clancy, general and administrative expenses decreased $31,029 or 13.5% from $229,549 to $198,520 and UTS decreased by $36,045 or 14.7% from $245,952 to $209,907. Clancy's general and administrative expenses decreased due to decreased legal fees.

NET INCOME. For the quarter ended March 31, 2004, the Company reported net income of $48,599 ($33,230 for Clancy directly and $15,369 for UTS) compared to $3,804 ($20,691 for Clancy directly and a loss of $16,887 for UTS) for the quarter ended March 31, 2003.

The primary reason for the increase in net income of $44,795 is the increase in revenues from remit online and the increased services which are discussed above.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED MARCH 31,
2004 AND 2003

REVENUES. From the six months ended March 31, 2003 to the six months ended March 31, 2004 revenues increased by $156,755 or 10.8% from $1,447,411 to $1,604,166 For Clancy only, revenues increased $60,281 or 6.4%, from $943,821 to $1,004,102. For UTS, revenues increased $96,474 or 19.2% from $503,590 to $600,064. The increase in revenues is due to the addition of new customers and products during the six
months ended March 31, 2004.    During this quarter, the company
doubled its permit fulfillment program for BART.

COST OF SERVICES. From the six months ended March 31, 2003 to the six months ended March 31, 2004, cost of services increased by $160,472 or 49.5% from $324,319 to $484,791 for the Company. Cost of services as a percentage of service contract income was 25.7% for the 2003 six months and 36.3% for the 2004 six months.

For Clancy only, the cost of services was $378,778 for the six months ended March 31, 2004 compared to $298,272 for the comparable period of 2003. The increase of $80,506 or 27.0% is primarily due to an increase in depreciation expense and increases in cost of tickets/envelopes. The Company has gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Paper costs have escalated and been reflected in billings from the Company's ticket and envelope suppliers. The Company is also providing its Palmtype keypads and digital cameras to clients. As these items individually are less than $250 each (the Palmtypes cost the Company $60 to build and digital cameras average between $25 and $100) they are expensed and not captilized. Cost of services as a percentage of service contract income was 39.4% for the 2003 six months and 51.4% for the 2004 six months. The company anticipates this cost of service to increase as it continues to convert the balance of our clients to the newer hardware system.

For UTS, cost of services increased by $79,966 or 307% from $26,047 in the six months ended March 31, 2003 to $106,013 for the six months ended March 31, 2004. The increase is due to moving service and ticket fees and increased depreciation. UTS has also gone from a 5 year straight line depreciation schedule to a 3 year straight line depreciation schedule. Cost of services as a percentage of service contract income was 5.1% for the 2003 six months and 17.7% for the 2004 six months. The company is now issuing tickets at two of its cities. While this will increase revenues, this has also increased basic cost of services.


RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $17,042 to $27,890, or 63.7%, from the six months ended March 31, 2003 to 2004. Product development and improvement is still paramount to the Company, and costs have been incurred for development of several new items during the six months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $39,438 or 4.8% from $814,429 to $853,867 for the six months ended March 31, 2004 and 2003. For Clancy, general and administrative expenses increased $10,653 or 2.9% from $369,971 to $380,624 and UTS increased $28,785 or 6.5% from $444,458 to $473,243.
The increase in general and administrative costs for the Company is primarily due to the increase in directors and officers insurance, accounting, and other professional services, increased salaries and related expenses of expanding operations and increases due more stringent and comprehensive securities laws and corporate governance requirements under Sarbanes-Oxley Act of 2002.

NET INCOME. For the six months ended March 31, 2004, the Company reported net income of $79,200 ($102,743 for Clancy directly and a loss of $23,543 for UTS) compared to $91,603 ($98,872 for Clancy directly and a loss of $7,269 for UTS) for the six months ended March 31, 2003.

The primary reason for the decrease in net income of $12,403 is the increase in cost of services for both Clancy and UTS which are discussed above. UTS also had legal expenses related to transactions and activities incurred by the prior management.


During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be "Park-by-phone" which will include an aggressive advertising campaign. The Company will also be manufacturing its printer in a new and smaller case.

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

Management keeps informed of new developments in components so that the printer and keypads are up-to-date, fast and suit user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new technologies and processes that can be used to upgrade its hardware. The Company has a relationship with an engineer, who, although he works as an independent contractor, he dedicates as much time as the company requires to develop and enhance its products. The engineer also performs R&D for the company and makes prototype boards for testing and evaluation.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The Company's loan to its primary bank and private lender have been paid back by the Company's cash flows. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In June, 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2003-2004 fiscal year. UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working
Capital and purchases of equipment. The Company will advance funding to Urban Transit Solutions in order to allow them to expand their operations and reduce their outside debt obligations.


TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to:
(i) additional accounting and auditing procedures; (ii) additional legal costs due to compliance with new corporate governance mandates.
The Company now utilizes four different accounting firms for preparation of financial statements, reviews and auditing functions.
Director and Officer insurance premiums have tripled for the Company (this is consistent with the industry as a result of the public company irregularities of several years ago). The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

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

Remit-on-line.com has grown as a ticket payment site.
It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes and average of $297,000 per month in transactions. The Company has observed a continuing increase in activity monthly.

In addition, for Clancy, outstanding ticket fines of approximately $200,000 and for UTS, oustanding ticket fines of approximately
$253,703, have not been recognized as revenue at March 31, 2004.


CONTRACTUAL OBLIGATIONS

The following obligations are the debt responsibility of UTS.
Clancy does not have any obligations other than operating leases for its office space.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See status of Legal Proceedings disclosed in form 10-KSB for period ended September 30, 2003 as it relates to Clancy
Systems International, Inc. vs John Short.


On March 21, 2002, a complaint was filed in Denver District
Court (Colorado) by Francis Salazar against the Company.
Mr. Salazar is seeking compensation for alleged loss of profit on the sale of six million shares of the Company's common stock which carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. The complaint alleges that the restrictive legend prevented him from selling the shares during an up tick in the Company's stock price.
The Company views this as a non meritorious lawsuit by Mr.
Salazar and filed a Motion to Dismiss on April 29, 2002.
The Motion to Dismiss was granted in December 2002, but subsequently overturned on appeal in October 2003. Clancy filed an answer and partial Motion to Dismiss on November 3, 2003. The motion sought to dismiss Salazar's second claim for relief.

Mr. Salazar filed an amended second claim for relief on December 4, 2003, and Clancy filed another partial Motion to Dismiss that claim on December 7, 2003. The second partial Motion to Dismiss was granted on February 20, 2004.

The Company continues to believe the remaining claims are non meritorious and will continue to defend the remaining claims vigorously.




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

Date: May 20, 2004	        CLANCY SYSTEMS INTERNATIONAL,
                                INC.
	                                      (Registrant)


	                              By: /s/ Stanley J. Wolfson
		                        Stanley J. Wolfson, President
		                        and Chief Executive Officer