Form 10QSB
period 2004-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2004-08-16
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

                                                           OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from    to

             Commission file number:   33-4882-D

                CLANCY SYSTEMS INTERNATIONAL, INC
            (Exact name of Registrant as specified in its charter)

          Colorado                                        84-1027964
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification
                                                             Number)
                 2250 S. Oneida #308, Denver, Colorado 80224
           (Address of principal executive offices and Zip Code)

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 13, 2004 is 365,117,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes      No   X

               CLANCY SYSTEMS INTERNATIONAL, INC.
                         INDEX

	                                                Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheet - September 30, 2003
and June 30, 2004 (unaudited)                          2 and 3

Consolidated Statement of Income - For the Three
  Months Ended June 30, 2003 and 2004 (unaudited)        4

Consolidated Statement of Income - For the Nine
 Months Ended June 30, 2003 and 2004 (unaudited)         5

Consolidated Statement of Stockholders' Equity - For
 the Nine Months Ended June 30, 2004 (unaudited)         6

Consolidated Statement of Cash Flows - For the Nine
  Months Ended June 30, 2003 and 2004 (unaudited)	 7

Notes to Unaudited Consolidated Financial Statements     8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                     10

PART II.   OTHER INFORMATION                             17

Item 1.  Legal Proceedings                               19

Item 3.  Controls and Procedures                         20

Item 6.  Exhibits and Reports on Form 8-K                20

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                  September 30, 2003 and June 30, 2004

                                ASSETS

                                          September        June
                                                        (unaudited)
Current assets:                           ---------        ----
  Cash, including interest bearing
      accounts                          $   669,292    $   560,025
  Marketable Securities-available
                        for sale                ---        400,000
  Accounts receivable, net                  488,361        565,532
  Accounts receivable, related party
      (Note 3)                               30,019         30,019
  Income tax refund receivable                9,450          9,450
  Inventories (Note 2)                      135,437        105,830
  Prepaid expenses                           77,389         54,505
                                         ----------     ----------
    Total current assets                  1,409,948      1,725,361

Furniture and equipment, at cost:
  Office furniture and equipment            269,523        286,554
  Equipment under service contracts       2,109,045      2,288,079
  Leasehold improvements                     96,604         96,604
  Equipment and vehicles under capital
    leases                                  439,286        413,351
                                         ----------      ---------
                                          2,914,458      3,084,588
  Less accumulated depreciation          (1,328,226)    (1,693,641)
                                         ----------      ---------
    Net furniture and equipment           1,586,232      1,390,947

Other assets:
  Deposits and other                         76,028         60,711
  Goodwill                                  225,214        225,214
  Software development costs, net of
   accumulated amortization                 180,163        207,455
                                         ----------      ---------
   Total other assets                       481,405        493,380
                                         ----------      ---------
                                        $ 3,477,585    $ 3,609,688
                                        ===========    ===========






See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
           September 30, 2003 and June 30, 2004

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                      September       June
                                                     (unaudited)
Current liabilities:                  ---------       ----
  Accounts payable                  $   229,229   $  237,119
  Accrued expenses                      276,176      305,948
  Accounts payable, related party
      (Note 3)                           11,000          ---
  Income taxes payable                   21,852      109,173
  Current portion of long term debt     250,197      232,840
  Current portion of obligations
   under capital leases                 125,102        7,252
  Deferred revenue                      134,401      131,516
                                     ----------    ---------
    Total current liabilities         1,047,957    1,023,848

Long-term debt, net of current
  portions                              124,866       28,110
Obligations under capital leases,
  net of current portion                 75,948       63,847
Minority interest in subsidiary         123,084      125,223
Deferred income taxes payable (Note 4)    4,600        1,365

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                             ---          ---
Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                          36,512       36,512
  Additional paid-in capital          1,151,547    1,151,547
  Retained earnings                     913,071    1,179,236
                                      ---------    ---------
    Total stockholder's equity        2,101,130    2,367,295
                                      ---------    ---------
                                    $ 3,477,585  $ 3,609,688
                                    ===========  ===========






See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
      For the three months ended June 30, 2003 and 2004
                    (unaudited)
                                   June           June
                                   2003           2004
Revenues:                          ----           ----
 Sales                         $    51,539   $    86,892
  Service contract income          785,577       930,534
  Parking ticket collections and
   other                           135,077        89,660
                               -----------   -----------
  Total revenues                   972,193     1,107,086

Costs and expenses:
  Cost of sales                     27,912         2,696
  Cost of services                 188,693       211,088
  Cost of parking ticket
    collections                     21,337        23,643
  General and administrative       482,066       547,855
  Research and development           6,421        11,236
                               -----------    ----------
   Total costs and expenses        726,429       796,518
                               -----------    ----------
Income from operations             245,764       310,568

Other income:
  Other income                       1,600         2,987
  Interest income                      448           163
  Interest expense                 (11,768)      (14,331)
  Minority interest in (income)
    loss of subsidiary               5,252           226
                               -----------    ----------
   Total other income (expense)     (4,468)      (10,955)
                               -----------    ----------
Income before provision for
  income taxes                     241,296       299,613

Provision for income taxes:
  Current expense                   78,260       113,153
  Deferred expense                  13,050          (505)
                               -----------     ---------
   Total income tax expense         91,310       112,648
                               -----------     ---------
Net income                     $  149,986    $   186,965
                               ===========     ==========
Basic net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME
       For the nine months ended June 30, 2003 and 2004
                          (unaudited)
                                    June          June
                                    2003          2004
Revenues:                           ----          ----
  Sales                        $   123,206   $    191,742
  Service contract income        2,046,901      2,267,205
  Parking ticket collections
    and other                      249,497        252,305
                               -----------    -----------
  Total revenues                 2,419,604      2,711,252

Costs and expenses:
  Cost of sales                     70,356         24,209
  Cost of services                 513,012        695,879
  Cost of parking ticket
    collections                     86,201         95,131
  General and administrative     1,296,495      1,401,722
  Research and development          23,463         39,126
                               -----------    -----------
   Total costs and expenses      1,989,527      2,256,067
                               -----------    -----------
Income from operations             430,077        455,185

 Other income (expense):
  Other income (expense)           (16,119)         3,691
  Interest income                    1,329            548
  Interest expense                 (34,403)       (29,896)
  Minority interest in (income)
    loss of subsidiary               8,159         (2,139)
                               -----------     ----------
   Total other income (expense)    (41,034)       (27,796)
                               -----------     ----------
Income before provision for
  income taxes                     389,043        427,389

Provision for income taxes:
  Current expense                  108,304        164,459
  Deferred expense                  39,150         (3,235)
                                ----------      ---------
   Total income tax expense        147,454        161,224
                                ----------     ----------
Net income                      $  241,589     $  266,165
                                ==========      =========
Basic net income per common
 share                          $        *     $        *
                                ==========     ==========
Weighted average number of
  shares outstanding           365,118,000    365,118,000
                               ===========    ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the nine months ended June 30, 2004
                       (Unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2003    365,117,938     $  36,512   $   1,151,547     $    913,071

Net income for the
  nine months ended
  June 30, 2004               ---           ---             ---          266,165
                      -----------     ---------       ----------      ----------
Balance, June 30,
   2004               365,117,938     $  36,512    $   1,151,547    $  1,179,236

                      ===========     =========    =============     ===========














      See accompanying notes to consolidated financial statements.
                        -6-

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 2003 and 2004
                          (unaudited)



                                          June 30,       June 30,
                                            2003           2004
                                          -------        -------
Cash flows from operating activities:
 Net income                             $   241,589   $   266,165
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           369,128       422,673
   Deferred income tax expense               39,150        (3,235)
   Minority interest                         (8,160)        2,139
   Changes in assets and liabilities:
     Accounts receivable                   (303,430)      (77,171)
     Inventories                             26,176        29,607
     Income taxes refundable                 35,063           ---
     Prepaid expenses                        83,913        35,674
     Accounts payable                       (39,542)        7,890
     Accounts payable, related party            ---       (11,000)
     Accrued expenses                        92,747        29,772
     Income taxes payable                   113,526        87,321
     Deferred revenue                       (30,394)       (2,885)
                                         ----------     ---------
     Total adjustments                      378,177       520,785
                                         ----------     ---------
    Net cash provided by operating
      activities                            619,766       786,950
                                         ----------     ---------
Cash flows from investing activities
  Acquisition of furniture and equipment   (494,891)     (170,130)
  Purchase of marketable securities             ---      (400,000)
  Increase in software licenses and
    software development costs              (68,585)      (82,023)
  Increase in deposits and
    other assets                            (55,750)          ---
                                         ----------     ---------
    Net cash used in investing
      activities                           (619,226)     (652,153)
                                         ----------     ---------
Cash flows from financing activities:
  Borrowings on notes payable and capital
     leases                                 288,500            ---
  Payments on notes payable and capital
   leases                                   (87,183)      (244,064)
                                         ----------     -----------
    Net cash provided by financing
      activities                            201,317       (244,064)
                                         -----------    -----------
    Increase (decrease) in cash and
       cash equivalents                     201,857        (109,267)


    Cash and cash equivalents at beginning
      of period                             357,315         669,292
                                         ----------     -----------
    Cash and cash equivalents at end
       of period                         $  559,172      $  560,025
                                         ==========       ==========


See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2004

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three and nine months ended June
30, 2003 and 2004. All significant inter company transactions and balances have been eliminated in consolidation.

2.	Inventories

Inventories consist of the following at:
                                     September 30,    June 30,
                                          2003          2004
                                     ------------   ------------

Finished goods                         $ 21,521      $  15,107
Work in process                           4,563         35,250
Purchased parts and supplies            109,353         55,473
                                       --------      ---------
                                       $135,437       $105,830
                                       ========       ========

            CLANCY SYSTEMS INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2004

3.  Related Party Transactions

    Related party account balances consist of the following
    at:
                               September          June
                                  2003            2004
                               -------            ----
    Accounts receivable,
        related party         $  30,019        $  30,019
    Accounts payable,         ---------        ---------
        related party         $  11,000        $       0
                              =========        =========
Accounts receivable, related party is due from Pan American Parking Solutions, Inc. which is a company formerly owned by the former President of UTS.

Accounts payable, related party was due to Pan American
Products, a company owned by the current president of UTS, which was paid during the quarter ended March 31, 2004.

4.	Income taxes

The provision for income taxes for the three and nine months ended June 30, 2003 and 2004 is based on the expected tax rate for the year.

As of September 30, 2003 and June 30, 2004 total deferred tax assets and liabilities are as follows:
                                     September 30,   June 30,
                                        2003            2004
                                        ----            ----
    Deferred tax assets             $  68,400        $  120,700
    Deferred tax liabilities          (73,000)         (121,650)
                                    ---------         ----------
                                    $ ( 4,600)       $   (1,365)
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2004, the Company had consolidated working capital of $701,513 derived primarily from contract sales and contract service, as compared to $361,991 at September 30, 2003. At June 30, 2004 the components of working capital were $1,300,648 for Clancy and working capital deficit of ($599,135) for UTS compared to $1,007,082 for Clancy and $(645,091) for UTS at September 30, 2003.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2004.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
2004 AND 2003

REVENUES. From the quarter ended June 30, 2003 to the quarter ended
June 30, 2004 revenues increased by $134,893 or 13.9% from $972,193 to $1,107,086. For Clancy only, revenues increased $105,761 or 16.0%, from $661,665 to $767,426. For UTS, revenues increased $29,132 or 9.4% from $310,528 to $339,660 for UTS. The increase in revenues is due to the addition of new customers and products during the quarter ended June 30, 2004. Clancy's remit-online.com service has processed 27,551 transactions totaling $1,202,822 for the quarter ended June 30, 2004. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of revenues flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenuein the statements of income.

COST OF SERVICES. From the quarter ended June 30, 2003 to the quarter ended June 30, 2004, cost of services increased by $22,395 or 11.9% from $188,693 to $211,088 for the Company. Cost of services as a percentage of service contract income was 24.0% for the 2003 quarter and 22.7% for the 2004 quarter.

For Clancy only, the cost of services was $194,752 for the quarter ended June 30, 2004 compared to $162,465 for the comparable period of 2003. The increase of $32,287 or 19.9% is primarily due to an increase in depreciation expense and increases in cost of tickets/envelopes. The Company has gone from a 5 year straight line depreciation to a 3 year straight line depreciation. Paper costs have escalated and been reflected in billings from the Company's ticket and envelope suppliers. Cost of services as a percentage of service contract income was 34.2% for the 2003 quarter and 33.0% for the 2004 quarter.

For UTS, cost of services decreased by $9,891 or 37.7% from $26,227 in the quarter ended June 30, 2003 to $16,336 for the quarter ended June 30, 2004. The decrease is due to a concerted effort to reduce unnecessary expenses including leased vehicles and personnel.
Two remote offices were consolidated to reduce duplicate expenses. Cost of services as a percentage of service contract income was 8.5% for the 2003 quarter and 4.8% for the 2004 quarter.
The company is now issuing tickets at three of its locations.
While this will increase revenues, this has also increased basic cost of services.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $6,421 to $11,236, or 75.0%, from the quarter ended June 30, 2003 to 2004. Product development and improvement is still paramount to the Company, and costs have been incurred for development of several new items during the quarter ended June 30, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $65,789 or 13.7% from $482,066 to $547,855 for the quarter ended June 30, 2004 and 2003.

For Clancy, general and administrative expenses increased $40,508 or 20.8% from $194,803 to $235,311 and UTS increased by $25,281 or 8.8% from $287,263 to $312,544. Clancy's general and administrative expenses increased due to increased legal fees.

NET INCOME. For the quarter ended June 30, 2004, the Company reported net income of $186,965 ($187,530 for Clancy directly and a loss of $565 for UTS) compared to $149,986 ($163,116 for Clancy directly and a loss of $13,130 for UTS) for the quarter ended June 30, 2003.

The primary reason for the increase in net income of $36,979 is the increase in revenues from remit online and the increased services which are discussed above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30,
2004
AND 2003 REVENUES.  From the nine months ended June 30,
2003 to the nine months ended June 30, 2004 revenues increased by $291,648 or 12.1% from $2,419,604 to $2,711,252. For Clancy only, revenues increased $166,042 or 10.3%, from $1,605,486 to $1,771,528.
For UTS, revenues increased $125,606 or 15.4% from $814,118 to $939,724. The increase in revenues is due to the addition of new customers and products during the nine months ended June 30, 2004.

COST OF SERVICES. From the nine months ended June 30, 2003 to the nine months ended June 30, 2004, cost of services increased by $182,867 or 35.6% from $513,012 to $695,879 for the Company.
Cost of services as a percentage of service contract income was 25.1% for the 2003 nine months and 30.7% for the 2004 nine months.

For Clancy only, the cost of services was $573,530 for the nine months ended June 30, 2004 compared to $460,737 for the comparable period of 2003. The increase of $112,793 or 24.5% is primarily due to an increase in depreciation expense, new clients, and supply costs. The Company has gone from a 5 year straight line depreciation to a 3 year straight line depreciation. Costs from the Company's paper suppliers has increased. Also, the Company is also providing its Palmtype keypads and digital cameras to clients. As these items individually are less than $250 each (the Palmtypes cost the Company $60 to build and digital cameras average between $25 and $100), they are expensed and not capitalized. Cost of services as a percentage of service contract income was 37.4% for the 2003 nine months and 43.2% for the 2004 nine months. The company anticipates this cost of service to increase as it continues to convert the balance of Clancy's clients to the newer hardware system.

For UTS, cost of services increased by $70,075 or 134% from $52,274 in the nine months ended June 30, 2003 to $122,349 for the nine months ended June 30, 2004. The increase is due to adding ticket issuance services to several of its current contracts. This requires start up fees, manpower, service expense for equipment and supplies provided by Clancy and other related installation expenses. UTS has also gone from 5 year straight line depreciation to a 3 year straight line depreciation.

Cost of services as a percentage of service contract income was 6.4% for the 2003 nine months and 13.02% for the 2004 nine months.
The company is now issuing tickets at three of its contract locations. While this will increase revenues, this has also increased basic cost of services.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $23,463 to $39,126, or 66.8%, from the nine months ended June 30, 2003 to 2004. Product development and improvement is still paramount to the Company, and costs have been incurred for development of several new items during the nine months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $105,227 or 8.12% from $1,296,495 to $1,401,722 for the nine months ended June 30, 2004 and 2003. For Clancy, general and administrative expenses increased $51,161 or 9.1% from $564,774 to $615,935 and UTS increased $54,066 or 7.39% from $731,721 to
$785,787. The increase in general and administrative costs for the Company is primarily due to the increase in directors and officers insurance, legal fees, accounting, and other professional services, increased salaries and related expenses of expanding operations and increases due to more stringent and comprehensive securities laws and corporate governance requirements under Sarbanes-Oxley Act of 2002.

NET INCOME. For the nine months ended June 30, 2004, the Company reported net income of $266,165 ($260,818 for Clancy directly and $5,347 for UTS) compared to $241,589 ($261,988 for Clancy directly and a loss of $20,399 for UTS) for the nine months ended June 30, 2003.

The primary reason for the increase in net income of $24,576 is the increase in service contract revenues, which is partially offset by the increase in cost of services for both Clancy and UTS which are discussed above. UTS also had legal expenses related to transactions and activities incurred by the prior management.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be made for "Park-by-phone". The Company will also be manufacturing its printer in a new and smaller case. While the Company has experienced some delays in tooling, we anticipate the new molds to be completed by September 30, 2004.

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

The Company has a relationship with an engineer, who, although he works as an independent contractor, dedicates as much time as the company requires to develop and enhance its products.
The engineer also performs research and development for the company and makes prototype boards for testing and evaluation.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999.
UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. UTS loans to its primary bank and private lender are being paid back by the UTS cash flows. UTS secured a long through the Company's primary bank, however the Company has no olbigation on the load. The loan is secured by UTS assets. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS.

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

The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.

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

On August 13, 2004, a lawsuit brought by Francis Salazar against the Company for placing a restriction on shares he received in March of 2000 from Robert Brodbeck, based on Rule 144 requirements, was dismissed. The Company's legal defense for this matter was considerable and has had a substantial impact on it's bottom line. Francis Salazar has brought numerous frivolous lawsuits against the Company and the Company has had to vigorously defend itself against him. In all cases, the lawsuits have been dismissed in favor of the Company as having no merit.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $350,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, for Clancy, outstanding ticket fines of approximately $200,000 and for UTS, outstanding ticket fines of approximately
$253,703, have not been recognized as revenue at June 30, 2004, based on SEC accounting guidance.

CONTRACTUAL OBLIGATIONS

The following obligations are the debt responsibility of UTS.
Clancy does not have any obligations other than operating leases for its office space.

                             Payment Due by Period

Contractual           Less than
Obligations  Total    1 year     1-3 years   4-5 years   Over

Long Term
Debt        $ 260,950 $ 232,840  $  28,110 $     -        $   -

Capital
Lease
Obligations    71,099     7,252     63,847              -

Operating
Expenses
   UTS          8,100     3,600      4,500         -          -
   Clancy       7,266     7,266

Purchase
Obligations         -         -          -         -           -

Other Long-
term
obligations         -         -          -         -           -
            --------- ---------  ----------  ----------  ---------
Total
Contractual
Cash
Obligations $ 347,415  $ 250,958  $  96,457 $       -   $       -
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

The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during thereporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

BERLIN-BREMEN EXCHANGE

The Company has been made aware that it has been listed on the Berlin-Bremen Exchange. Management neither sought or approved this listing. Management believes it is in the best interest of its shareholders to be delisted from the Berlin-Bremen exchange and will make best efforts with reasonable costs to to be removed from listing.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the case of Clancy Systems International, Inc vs John Short, Short's attorney filed an appeal for an Emergency Motion for Relief From Judgment on December 20, 2002. The motion was granted, and another appeal was filed. The Commonwealth of Massachusetts Appeals Court heard the case in May 2004, and ruled on June 2, 2004 that the earlier "denial for relief from judgment was affirmed." Short then filed an appeal with the Supreme Judicial Court of Massachusetts to review the case on June 18, 2004. On July 23, 2004, the Supreme Judicial Court of Massachusetts denied the Application for Further Appellate Review.

On March 21, 2002, a complaint was filed in Denver District Court by Francis Salazar against the Company. Mr. Salazar was seeking compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's common stock that carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. The complaint alleges that the restrictive legend prevented Salazar from selling the shares during an uptick in the Company's share price. The Company filed a motion to dismiss which was granted in December 2002, but subsequently overturned on appeal in October 2003.

Clancy filed a motion with the District Court, City and County of Denver, Colorado, Case #02-CV-2391, for Summary Judgement to dismiss the case in June 2004. The case was dismissed on August 13, 2004. Management is pleased with the results which evidenced the Company's position that this case was frivolous. The Company has been severely damaged by Mr. Salazar as it had to incur substantial legal fees on this matter which are not recoverable and have had a negative impact on the company's profits and shareholder value.
Mr. Salazar has brought numerous frivolous lawsuits against the Company over the years and the defense of these suits has been costly to the Company. In all cases the suits have been dismissed in favor of the Company and as having no merit.

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

       None
                                -20-

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer