Form 10KSB
period 2004-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-01-10
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $3,243,746.

     The aggregate market value of the voting stock held by non affiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December
28, 2004 was approximately $4,147,803.

Class                      Outstanding at January 6, 2004

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

   Item 12.  Certain Relationships and Related Transactions

   Item 13.  Exhibits

   Item 14.  Principal Accountant Fees and Services

              CLANCY SYSTEMS INTERNATIONAL, INC.
                       Form 10-KSB
                         PART I

Item 1.  Description of Business

Business Development.

In April 1987 Oxford Financial,Inc. (Oxford) merged with Clancy Systems International, Inc.(Old Clancy). Oxford, as the surviving company in the merger, changed its name to Clancy Systems International, Inc. (the "Company"). Oxford was organized under the laws of the State of Colorado on March 3, 1986. Old Clancy was organized under the laws of the State of Colorado on June 28, 1984.

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). UTS is a consolidated subsidiary and is therefore included in the consolidated financial statements of Clancy as of September
30, 2002 and 2003.

In December 2003, the company advanced additional funds to UTS which resulted in additional shares being issued to bring its ownership to 72%.

The Company designs, develops and manufactures automated parking enforcement systems primarily for lease to municipalities, universities and institutions, including a ticket writing system and other enforcement systems.

The Company has installed numerous parking enforcement systems for various clients, towns and universities.
To augment the enforcement element of the system, the Company manufactures and markets the original Denver Boot and other enforcement tools. By utilizing an integrated approach, the Company offers a complete parking citation processing system including tracking, enforcement, collection and automatic identification of delinquent violators in an effective and efficient manner.

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

The Company's system also includes a complete back office processing and filing system. The Company provides computers, printers and software to enable the user to obtain state Department of Motor Vehicle lookups, maintain citation information storage and recall, generate delinquent notices and have immediate access to files of all tickets previously written. In addition, the Company's system maintains a current, readily accessible list of vehicles with multiple outstanding citations, stolen vehicles, or vehicles otherwise wanted by local law enforcement officials. The system also generates reports of citations by number and officer, revenues collected, names of scofflaws, officer productivity and other reports as deemed necessary or valuable to the agency.

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

Expo1000.com is also a parking advocacy forum and sponsors one day solution seminars in strategic locations for exhibition and education purposes. Expo1000.com vendors demonstrate their product to invitees from strategic municipal, university and commercial parking agencies. During fiscal 2003-2004 Expo forums were held in Los Angeles, Clearwater, San Francisco, and San Juan Puerto Rico.

Permitsales.com

Permitsales.com is a comprehensive program for online permit registration. Through this program registration and renewals for decal permits can be done. The program also is used to register, create, and print special event permits and periodic transit permits. The company provides permit fulfillment services.

WhatsImportantNow.com

This is a PC based messaging program which allows users to send critical data and messages to pagers and cell phones. This program is marketed as a stand alone product and is sold for $79 per license. While available for purchase to outside customers, this program is made available to the Company's clients and is used extensively in-house.

IDBadgemaker.com

This is a PC based badge and security ID program that is used in conjunction with digital photos to allow users to easily and inexpensively make two-sided ID badges (with critical information and bar codes). The program is sold as a stand alone program and has been marketed directly to our clients as well as through several on-line software product/download sites such as Download.com. The product sells for $199 per license. The download version can be used for demonstration with the word DEMO stamped across any badge produced. The Company has had a great deal of interest in the program and sales are commencing on a regular basis. The program receives "excellent" ratings at download.com.

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

Raw Materials and Principal Suppliers.


The Company purchases its hand-held computers from outside vendors and the Company builds the printer units that incorporate the hand-held terminal. The printer units for the various systems are the same. The Company's latest generation printers feature injection molded cases and an automatic top-of-form feature for the paper feed. Other new technology for the electronics enable interfacing with auxiliary hardware such as radio communications devices, magnetic credit card readers and other peripheral devices. The Company purchases its hand-held terminals from several different vendors who sell computers that are all comparable in quality.
One type of handheld the Company uses for its parking enforcement systems is a Palm PDA.

Component parts for the Company's products are purchased from various sources. The Company has established relationships with various vendors for such parts. The Company is not reliant on sole source vendors for any item.

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

Significant Customers.

Presently, the Company has 140 customers. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

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

During fiscal 2001/2002, Clancy began manufacturing of a new printer to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology and flat forms. In 2003/20034 a new case design was completed and tooling will was finished mid 2004.

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

The Company spent $33,471 and $60,079 on research and development activities for the fiscal years ended September 30, 2003 and 2004, respectively. None of the cost of such activities was borne directly by the customers.

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

Item 2.    Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2283 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2006.

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2005.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $500 per month plus utilities pursuant to a lease agreement which expires June 30, 2005.

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

After a final appeal by Mr. Short, the Massachusetts State Supreme Court upheld the earlier judgement awarded in favor of the Company. The court awarded an additional $23,000 in damages to the Company. The Company's attorney in Syracuse New York has filed a motion to restore the case to the court's motion calendar for a decision on an earlier motion to schedule a sheriff's sale.

On March 21, 2002, a complaint was filed in Denver District Court by Francis Salazar against the Company. Mr. Salazar was seeking compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's common stock that carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. The complaint alleges that the restrictive legend prevented Salazar from selling the shares during an uptick in the Company's share price. The Company filed a motion to dismiss which was granted in December, 2002, but subsequently overtunred on appeal in October 2003.

Clancy filed a motion with the District Court, City and County of Denver, Colorado, Case #02-CV-2391, for Summary Judgment to dismiss the case in June 2004. That motion was granted and the case was dismissed on August 13, 2004. Management is pleased with the results. The Company has been severely damaged by Mr. Salazar as it had to incur substantial legal fees on this matter which are not recoverable and have had a negative impact on the Company's profits and shareholder value.

Mr. Salazar has brought other lawsuits against the Company over the years and the defense of these suits has been costly to the Company. All suits have been dismissed and have been resolved in favor of the Company. However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004.

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


                             High bid   Low bid

10/01/02 - 12/30/02          .0045       .004
01/01/03 - 03/31/03          .013        .005
04/01/03 - 06/30/03          .017        .015
07/01/03 - 09/30/03          .015        .011
10/01/03 - 12/30/03          .039        .01
01/01/04 - 03/31/04          .034        .02
04/01/04 - 06/30/04          .0245       .019
07/01/04 - 09/30/04          .0235       .014



On January 5, 2005 the reported bid and asked prices for the Company's Common Stock were $.019 and $.021, respectively.

The approximate number of record holders of the Company's
Common Stock on January 5, 2005 was 571. The Company has paid no dividends with respect to its Common Stock.

There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions,
beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute
"forward looking statements."   As with any future event, there
can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to obtain sufficient financing for business opportunities, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins. In the following discussion, reference to Clancy is to the parent company on a stand-alone basis and reference to Clancy consolidated is for Clancy and UTS combined.

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2004, the Company had working capital of $957,718 for Clancy and $ 134,508 for Clancy consolidated with UTS as compared to $1,007,082 for Clancy and $361,991 for Clancy consolidated with UTS at September 30, 2003.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

Clancy's current ratio increased from 4.51 to 1 to 6.56 to 1 from September 30, 2003 to September 30, 2004. The consolidated current ratio decreased from 1.35 to 1 to 1.14 to 1 from September 30, 2003 to September 30, 2004.

REVENUES. From fiscal 2003 to fiscal 2004 revenues increased by approximately $31,961 or 1.62% from $1,975,429 to $2,007,390 for
Clancy and $139,484 or 12.72% from $1,096,872 to $1,236,356 for UTS.
The increase in revenues is due to the addition of new customers and products during the year ended September 30, 2004.

COST OF SERVICES. From fiscal 2003 to fiscal 2004, cost of services increased by $34,712 or 9.5% from $676,118 to $710,830 for Clancy. Cost of services as a percentage of service contract income was 39.6% for fiscal 2003 and 51.2% for 2004.

For UTS, cost of services increased by $7,031 or 3.7% from $190,215 in fiscal 2003 to $197,246 for fiscal 2004. Cost of services as a percentage of service contract income was 17.3% for fiscal
2003 and 16% for 2004.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $33,471 to $60,079, or 79.5%, from fiscal 2003 to 2004. Product development and improvement to current products is paramount to the Company and the company has some new products in development.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $106,376 or 14.58% from $729,114 to $835,490 for Clancy and increased $198,494 or 21.6% from $918,977, to $1,117,471 for UTS from fiscal 2003 to 2004. The increase in general and administrative costs for the Company is primarily due to the substantial increase in legal fees, directors and officers insurance of $29,995, accounting and other professional services,increased salaries and related expenses of expanding operations, increased health insurance costs, and increases due to Sarbanes-Oxley requirements.

NET INCOME. The Company reported net income of $243,063 for fiscal 2003 as compared to $102,852 for fiscal 2004.
The Company reported net income of $96,789 for fiscal
2002 as compared to net income of $243,063 for fiscal
2003. The primary reason for the decrease in net income of $140,211 for fiscal 2004 is the increase in legal fees, research and development costs, and other costs, the components of which are described above.

During the fiscal years ended September 30, 2003 and 2004, the Company had in place a total of approximately 132 and 140 ticket issuance systems respectively.

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

The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In June, 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations.
The Company expects to see a significant improvement to UTS profitability during the 2004-2005 fiscal year.

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

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley legislation as it pertains to additional accounting and auditing procedures. The Company now utilizes three different accounting firms for preparation of financial statements, reviews and auditing functions. Director and Officer insurance premiums have tripled for the Company
(this is consistent with the industry as a result of the public company accounting scandals of several years ago).
The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify. The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.

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

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $500,000 per month in transactions. The Company has observed a continuing increase in activity monthly.

CONTRACTUAL OBLIGATIONS

The following obligations are those of the consolidated
Company.  The long-term  debt is that of UTS.

                             Payment Due by Period

Contractual           Less than
Obligations   Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt        $ 239,449 $ 239,449  $      -   $     -    $   -

Capital
Lease
Obligations    73,762    41,460     32,302        -        -

Operating
Expenses
   UTS         10,800     3,600      7,200        -       -
   Clancy      45,655    27,393     18,262

Purchase
Obligations         -         -          -         -      -

Other Long-
term
obligations         -         -          -         -         -
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 369,666  $ 311,902  $ 57,764 $       -   $     -
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

COMPUTER SOFTWARE. Costs incurred prior to establishment of the technological feasibility of computer software are research and development costs, which are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally 5 years) or the estimate of current and future revenues for the related product.

GOODWILL.


The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2003 or 2004.


RECENT ACCOUNTING PRONOUNCEMENTS

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 ("SAB 104").
SAB 104 provides that the conditions for realization of revenue are as follows:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

In addition, the Company presents revenue gross or net of direct expenses in accordance with Emerging Issues Task Force Issue 99-16 (EITF 99-19), "Reporting Revenue Gross as a Principal Versus Net as an Agent". Under EITF 99-19, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, takes title to the products sold, has the risks and rewards of ownership, such as the risk of loss for collection, delivery, or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee.

The Company accounts for deferred income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under
SFAS 109, deferred income taxes are accounted for under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the epected future tax consequences of transactions based on temporary differences.Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section 263A costs.

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and
Equity Securities. In accordance with SFAS No. 115, the investment in securities has been classified as available-for-sale because then securities are being held for an indefinite period of time. Under available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with any amount representing unrealized gains and losses recorded as comprehensive income in stockholder's equity. The current market value is derived from published newspaper quotations as of September 30 of each fiscal year. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144. Under SFAS No. 144, the Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intagibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value.

The Company follows SFAS No. 128 in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

Company follows SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. The pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distribution to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities as changes in equity.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May
31,2003, and otherwise is effective at the beginning of the first intermim period beginning after June 15, 2003.
The adoption of SFAS No. 150 did not have an effect on the Company's financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.


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

HUMAN RESOURCES

Our greatest resources are our dedicated employees who devote their talents and energies to bettering our systems and improving our products. Their efforts have driven the Company's success and they continue to be the most valuable resource of the Company.

Item 7.    Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

  Reports of Independent Registered Public Accounting
      Firms                                              F-1

  Consolidated Balance Sheets - September 30, 2003 and
                               September 30, 2004        F-4

  Consolidated Statements of Income -
               Years ended September 30, 2003 and 2004   F-6

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2003 and 2004   F-7

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2003 and 2004   F-8

 Notes to Consolidated Financial Statements              F-10

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 1, 2004, the Board of Directors of the Company elected to engage Gordon Hughes & Banks, LLP to conduct the audit for the year ended September 30, 2004. Causey, Demgen & Moore, PC, will be retained to provide financial statements, financial services, tax preparation and other services as needed.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    61    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       59    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      58    2003

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

Audit Committee

The Board of Directors is performing the functions of the audit committee. The Company does not have an audit committee financial expert because its limited resources have not permitted it to search for and locate an appropriate financial expert.

Nominating Committee

The entire Board of Directors fulfills the duties of our Nominating Committee ("Nominating Committee"), which include overseeing the process by which individuals may be nominated to our board of directors. While the Company hopes to establish a separate nominating committee consisting of independent directors if the number of directors is expanded, the current size of the Company's Board of Directors does not facilitate the establishment of a separate committee. Our Nominating Committee's charter was adopted by the board of directors effective as of September 30, 2004.

The functions performed by the Nominating Committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Nominating Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders.

The Nominating Committee considers nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee's consideration, you may submit the candidate's name by delivering notice in writing to Clancy Systems International, Inc., 2250 S. Oneida St., Suite 308, Denver, CO 80224, attention Liz Wolfson, Nominating Committee chairperson.

The facsimile number is 303.759.4681. Email address is clancy@clancysystems.com.

A shareholder nomination submitted to the nomination committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to the Company in writing:


(i). The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;
(ii). The number of shares and description of the Company voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;
(iii). The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the "proposed nominee") together with information regarding such person's education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information.
(iv). Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K. (v)
(v). Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation
         S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K).
(vi). Information regarding the share ownership of the proposed nominee required by Item 403 of Regulation S-K.
(vii). Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K.
(viii). The signed consent of the proposed nominee in which he or she
a. consents to being nominated as a director of the Company if selected by the nominating committee,
b. states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement;
c. states whether the proposed nominee is "independent" as defined by Nasdaq Marketplace Rule 4200(a)(15); and
d. attests to the accuracy of the information submitted pursuant to paragraphs (i), (ii), (iii), (iv), (v), (vi), and (vii), above.

Although the information may be submitted by fax, e-mail, mail, or courier, the nominating committee must receive the proposed nominee's signed consent, in original form, within ten days of making the nomination.

When the information required above has been received, the nominating committee will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of the Company and the qualifications of such proposed nominee to fulfill those needs.

The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Nominating Committee will:

1. Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors:
leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. The Nominating Committee will periodically assess the criteria to ensure it is consistent with best practices and the goals of the Company.

2. Identify individuals who satisfy the criteria for selection to the Board and, after consultation with the Chairman of the Board, make recommendations to the Board on new candidates for Board membership.

3. Receive and evaluate nominations for Board membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Nominating Committee and applicable laws.

The Nominating Committee has held no formal meetings and taken no action by unanimous written consent through the December 28, 2004.

The Company has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Neither the Company nor the Company's Nominating Committee has received a recommended nominee from any shareholder that beneficially owns more than 5% of the Company's common stock or group of shareholders that beneficially own more than 5% of the Company's common stock.


Family Relationships

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

Item 10. Executive Compensation.

General.  For the fiscal year ended September 30, 2004
the Company paid a ten percent sales commission totaling $2,773 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $77,700 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                           Other annual
principal position            Year        Salary    compensation

Stanley J. Wolfson            2004       $77,700       $2,773
President and Chief           2003        62,500        2,278
Executive Officer             2002        60,000        2,825

Compensation of Directors

Each member of the Board of Directors is paid an annual fee of $5,000, distributed at $1250 per quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of December 28, 2004 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.


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

  Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

 (2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

     Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2003 and 2004, the commissions totaled $2,278 and $2,779 respectively.

Item 13.     Exhibits and Reports.

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

     14.1   Code of Ethics (5)

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSM for the year ended September 30, 2003

Item 14.  Principal Accountant Fees and Services.

..
AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2004 and 2003 by Causey, Demgen & Moore, Inc. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $24,725 and $20,975, respectively.

The Company's newly chosen independent auditors, Gordon Hughes &
Banks, LLP did not commence the audit prior to September 30, 2004, and no service related fees were billed to the Company prior to year end September 30, 2004.

TAX FEES. The aggregate fees billed for tax services rendered by Causey, Demgen & Moore, Inc. for tax compliance and tax advice for the two fiscal years ended September 30, 2004 and 2003, were $2,900 and $2,415, respectively.

ALL OTHER FEES. The aggregate fees billed for other services rendered by Causey, Demgen & Moore, Inc., for the two fiscal years ended September 30, 2004 and 2003 were $3,315 and $595, respectively.

The Board of Directors is requested to and did approve the retention of Causey, Demgen & Moore, Inc. and the fees and other significant compensation paid to it for the fiscal year ended September 30, 2004 and 2003. The Board of Directors approved the selection of Gordon Hughes & Banks LLP to conduct its audit work on October 1, 2004.

                                SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CLANCY SYSTEMS INTERNATIONAL, INC.


                               By  /s/ Stanley J. Wolfson
                               Stanley J. Wolfson, President


Date:  January  10,  2005

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 10,  2005        /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: January  10, 2005         /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: January 10,  2005         /s/James R.Nyman
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

     14.1   Code of Ethics (5)

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSM for the year ended September 30, 2003

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Clancy Systems International, Inc.
  and Subsidiary


We have audited the consolidated balance sheet of Clancy Systems International, Inc. and subsidiary as of September 30, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urban Transit Solutions, Inc. (UTS), a partially owned subsidiary, which statements reflect 37% of total consolidated assets as of September 30, 2003 and 36% of consolidated revenues for the year ended
September 30, 2003. Those statements were audited by other auditors whose report is included herein and our opinion, insofar as it relates to the amounts included for UTS as of September 30, 2003 and for the year ended September 30, 2003 is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc. and subsidiary at September 30, 2003, and the consolidated results of their operations and their consolidated cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                              CAUSEY DEMGEN & MOORE INC.
                              Denver, Colorado
                              December 23, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.
  and Subsidiary

We have audited the accompanying consolidated balance sheet of Clancy Systems International, Inc. as of September 30, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year the ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urban Transit Solutions, Inc., a 72% owned subsidiary, which statements reflect 37% of total consolidated assets as of September 30, 2004 and 38% of consolidated revenues for the year ended September 30, 2004. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2004 and for the year ended September 30, 2004 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc.
as of September 30, 2004, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
December 9, 2004

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the balance sheet of Urban Transit Solutions, Inc. as of September 30, 2003 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


LANDA UMPIERRE PSC

San Juan, Puerto Rico
November 24, 2004



Stamp number 1892524 of the Puerto Rico Society of CPA's was affixed to the record copy of this report.

                CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND 2004

                           ASSETS
                                          2003       2004
Current assets:                           ----       ----

 Cash, including interest bearing
   accounts of $231,945 (2003)       $  669,292  $  306,691
Accounts receivable, net of
   allowance for doubtful accounts
   of $5,250 at (2003)
   and $10,000 (2004)                   488,361     579,798
  Accounts receivable, related party
   (Note 3)                              30,019      30,019
  Income tax refund receivable
   (Note 7)                               9,450       8,539
  Inventories (Note 2)                  135,437     101,539
  Prepaid expenses                       77,389      74,566
                                      ---------   ---------
   Total current assets               1,409,948   1,101,152

Furniture and equipment, at cost:
  Office furniture and equipment        269,523     322,137
  Equipment under service contracts
   (Note 10)                          2,109,045   2,058,386
  Leasehold improvements                 96,604      98,935
  Equipment and vehicles under
   capital leases (Note 6)              439,286     467,221
                                       --------   --------
                                      2,914,458   2,946,679
  Less accumulated depreciation      (1,328,226) (1,604,762)
                                     ----------- -----------
   Net furniture and equipment        1,586,232   1,341,917

Other assets:
  Deferred tax asset (Note 7)                 0      11,000
  Marketable Securities Pledged
    (Note 4)                                ---     353,837
  Deposits and other                     76,025      60,125
  Goodwill (Note 1)                     225,214     225,214
  Software development costs, net
   of accumulated amortization
   of $431,627 (2003) and $505,907
   (2004)                               180,163     213,870
                                      ---------   ---------

 Total other assets                     481,405     864,046
                                      ---------   ---------
                                    $ 3,477,585 $ 3,307,115
                                     ==========  ==========

   See accompanying notes to consolidated financial statements.

           CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2003 AND 2004

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                           2003       2004
Current liabilities:                       ----       ----

  Accounts payable                    $  229,229  $  126,198
  Accrued expenses                       276,176     316,947
  Accounts payable, related party         11,000     101,867
  Bank overdraft                             ---      14,645
  Income taxes payable                    21,852         ---
  Current portion of long term debt
   (Note 5)                              250,197     239,449
  Current portion of obligations
   under capital leases (Note 6)         125,102      41,460
  Deferred revenue                       134,401     126,078
                                       ----------  ---------
    Total current liabilities          1,047,957     966,644
 Long-term debt, net of current
  portions (Note 5)                      124,866         ---
Obligations under capital leases,
  net of current portion  (Note 6)        75,948      27,430
 Minority interest in subsidiary
 (Note 4)                                123,084     109,059
Deferred tax liability (Note 7)            4,600         ---

Commitments (Notes 6 and 9)

Stockholders' equity (Note 9):

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
    none issued                              ---         ---
  Common stock, $.0001 par value;
    800,000,000 authorized,
    365,117,938 shares issued and
    outstanding (2003 and 2004)           36,512      36,512
  Additional paid-in capital           1,151,547   1,151,547
  Retained earnings                      913,071   1,015,923
                                       ---------   ---------
    Total stockholders' equity         2,101,130   2,203,982
                                       ---------   ---------
                                     $ 3,477,585 $ 3,307,115
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-5

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                                             2003       2004
Revenues:                                    ----       ----
  Sales                                 $  167,369   $  231,003
  Service contract income
   (Notes 9 & 10)                        2,686,947    2,623,640
  Parking ticket collections and
   other (Notes 9 & 10)                    217,985      389,103
                                        ----------    ---------
  Total revenues                         3,072,301    3,243,746

Costs and expenses:
  Cost of sales                             72,281       43,029
  Cost of services  (Note 3)               866,332      908,076
  Cost of parking ticket collections
   (Note 10)                               110,730      115,844
  General and administrative             1,648,091    1,946,269
  Research and development                  33,471       60,079
                                         ---------    ---------
  Total costs and expenses               2,730,905    3,073,297
                                         ---------    ---------
Income from operations                     341,396      170,449

Other income (expense):
  Loss on disposal of assets                   ---      (19,334)
  Interest income                            1,466          885
  Interest expense                         (47,079)     (32,994)
  Other income                              10,185        9,087
  Minority interest in loss of
     subsidiary (Note 4)                    19,686       34,025
                                         ---------     --------
   Total other income (expense)            (15,742)      (8,331)
                                         ---------     --------
Income before provision for income
  taxes                                    325,654      162,118

Provision for income taxes: (Note 7 )
  Current expense                          (39,791)     (74,866)
  Deferred expense                         (42,800)      15,600
                                         ---------     --------
Total income tax expense                   (82,591)     (59,266)
                                         ---------     --------
Net income                               $ 243,063    $ 102,852
                                         =========    =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding                            365,118,000  365,118,000
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                                                   Additional
                               Common Stock          Paid-In        Retained
                            Shares       Amount      Capital        Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2002                 361,617,938   $   36,162  $  1,151,547     $ 670,008


Net income for the year
  ended September 30,
  2003                         ---          ---            ---        243,063
                        ----------     --------     ----------     -----------
Balance, September 30,
 2003                  365,117,938      36,512       1,151,547        913,071

Net income for the
  year ended September
  30, 2004                    ---          ---             ---        102,852
                        ---------      -------        --------        --------
Balance, September
 30, 2004              365,117,938    $  36,512   $  1,151,547     $1,015,923
                       ============   =========     ==========     ==========









See accompanying notes to consolidated financial statements.






               CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                                           2003         2004
                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $  243,063   $ 102,852
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization          497,298     567,159
   Deferred income tax expense             42,800     (15,600)
   Minority interest                      (19,686)    (34,025)
   Stock issued for by UTS for                ---      20,000
     expenses paid by shareholder
   Loss on disposal of equipment           17,068      19,334
   Changes in assets and liabilities:
     Accounts receivable                  175,898)    (91,437)
     Accounts receivable, related party    (2,883)        ---
     Inventories                           13,080      33,898
     Income taxes refundable               25,613         911
     Prepaid expenses                      60,752       2,823
     Other assets                             ---      48,375
     Accounts payable                      88,137    (103,031)
     Accrued expenses                     110,017      40,771
     Accounts payable, related party       11,000      90,867
     Income taxes payable                  21,852     (21,852)
     Deferred revenue                      23,679      (8,323)
                                          -------    --------
     Total Adjustments                    712,829     549,870
                                          -------     -------
Net cash provided by operating
  activities                              955,892     652,722
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (592,640)   (274,642)
  Increase in software licenses and
    software development costs            (93,586)   (107,986)
  Proceeds from sales of equipment         91,438      16,583
  Increase in investments in marketable
    securities                                ---    (353,837)
  Increase in deposits and other assets   (57,963)    (36,712)
                                          -------    --------
Net cash (used in) investing
  activities                             (652,751)   (756,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long term debt            320,000      84,215
  Payments on long term debt and capital
   leases                                (311,164)   (357,589)
  Increase in bank overdraft                  ---      14,465
                                         --------    --------
continued on following page
 See accompanying notes to consolidated financial statements.
                      F-8

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                 (continued from preceding page)

                                              2003      2004
                                              ----      ----
Net cash provided by (used in) financing
   activities                                8,836   (258,729)
                                          --------   --------
Increase (decrease) in cash and
  cash equivalents                         311,977   (362,601)
Cash and cash equivalents at
     beginning of period                   357,315    669,292
                                          --------    --------
Cash and cash equivalents at end
  of period                              $ 669,292  $ 306,691
                                          ========= =========



                                             2003      2004
                                             ----      ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

 Borrowings on capital leases                87,640      5,600
                                          =========  =========

Cash paid during the year for interest    $  47,079  $  29,615
                                          =========  =========
Cash paid (refunded) during the year
  for income taxes                        $  (7,674)    70,805
                                          =========  =========


Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2003, UTS entered into capital leases for the purchase of equipment in the amount of $87,640.







See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004

1.  Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company")_ was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, rental car return systems, internet payment remittance systems, and Internet industry guides. The Company's revenues are derived primarily from cities, universities and car rental companies throughout the United States and Canada. The Company manufactures some of its equipment for field operations including printers, chargers, Palmtype keypad, and other items used in its applications.

The Company's 72% owned subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated on March 6, 1997 under the Laws of the Commonwealth of Puerto Rico and is engaged in providing a wide variety of services in the areas of consulting design and the management of digital parking meter systems in Puerto Rico and Latin America. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in US dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary, UTS. Significant inter company transactions and balances have been eliminated in consolidation.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2003 and 2004 was $5,250 and $10,000 respectively. Bad debt expense amounted to $28,638 in 2003 and $9,422 in 2004. The company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectable. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:


Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2003 and 2004 amounted to $63,616 and $74,279, respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the year ended September 30, 2003 and 2004, depreciation amounted to $433,682 and $488,980, respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS in 1998. On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer be amortized, but are tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2003 or 2004.

Revenue recognition:

Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis. Revenue from the issuance of parking tickets is

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

recognized on a cash basis when received since collectibility cannot be reliably predicted at this time. Revenue derived from professional service contracts on parking meter and lots fees collections is recognized on a cash basis when received. Related costs consist mainly of Municipalities' fees, depreciation and lot rents.

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 ("SAB 104").
SAB 104 provides that the conditions for realization of revenue are as follows:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

In addition, the Company presents revenue gross or net of direct expenses in accordance with Emerging Issues Task Force Issue 99-16
(EITF 99-19), "Reporting Revenue Gross as a Principal Versus Net as an Agent". Under EITF 99-19, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, has the risks and rewards of services rendered, such as the risk of loss for collection, delivery, or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee.

Before the Company recognizes revenue, a contract is entered into with the client (which details the fees to be charged), all software and equipment per the contract is delivered, and as most of the Company's clients are municipalities or universities, in general, collectibility is reasonably assured.

Contracts for the Company's ticket writing system are entered into under one of three different pricing options. The Company (1) sells the equipment, ticket stock and licenses the software separately,
(2) charges a monthly fee for the use of  equipment and software,
(3) charges a fee per ticket at the time the ticket stock is provided to the client, or (4) provides a full privatization program.
In a sale transaction, revenue is recognized on the sale of the equipment, license and ticket stock (less an amount for customer support). When the Company charges a monthly fee, that fee is recognized in income in the period the services are provided. When the Company charges a fee per ticket, the Company recognizes revenue for the portion considered a sale of the ticket stock on delivery of the tickets and the remainder is recognized over the period of estimated usage of the tickets based on past history with the client.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

In a privatization program, client revenue guarantees may be entered into for a period of time, generally one year at a time. A ratable portion of the client revenue guarantee is recognized each month as an expense. In revenue split arrangements, the portion of the cash collected and owed each month is recognized as a liability and an expense.


The Company does not offer a right of return on sales of equipment or ticket stock. Equipment sold, other than the Company's proprietary products, is covered under the manufacturer's warranty.


Warranty expense for the Company's products has been immaterial in the past. Revenue recognition does not start until the equipment has been delivered and the software has been installed and is operational.

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $27,798 and $28,657 for the years ended September 30, 2003 and 2004, respectively.

Deferred Income taxes:

The Company accounts for deferred income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under SFAS 109, deferred income taxes are accounted for using an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions based on temporary differences.Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section
263A costs.

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions.
At September 30, 2003 and 2004 and at various times during the years, the balance at one of the financial institutions exceeded FDIC insured limits.

The Company provides credit, in the normal course of business, to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers. Credit terms are typically 30 days from billing date.

The Company's marketable securities consist of Colorado local government and municipal bonds that are triple A rated that are subject to market risk related to changes in interest rates.
All bonds are insured.

Significant portions of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and
Equity Securities. In accordance with SFAS No. 115, the investment in securities has been classified as available-for-sale because the securities are being held for an indefinite period of time. Under available-for-sale classification, securities are recorded as an asset at current fair value on the balance sheet with any amount representing unrealized gains and losses recorded as comprehensive income in stockholder's equity. The current fair value is derived from published market quotations. At the time of sale, a gain or loss is recognized using the cost basis of securities sold as determined by specific identification.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


Fair value of financial instruments:

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value.

The carrying amount of financial instruments is equivalent to their fair value as follows:

For cash, cash equivalents and notes payable, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

Marketable securities - The carrying amounts approximate the fair value because the securities are valued at prices based on published market quotations.

Impairment of Long-lived Assets

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144. Under SFAS No. 144, the Company periodically evaluate the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intagibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value.

Earnings Per Share

The Company follows SFAS No. 128 in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any financial instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock and debt) to weighted average shares outstanding when computing diluted earnings per share.

Comprehensive Income

Company follows SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting of comprehensive income. Items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, must be displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those resulting from investments by owners and distribution to owners. Under comprehensive income, the Company reports unrealized gains and losses on investments in debt and equity securities as changes in equity.

Comparative Financial Statements

Certain amounts for 2003 have been reclassified so as to comparative with certain amounts in 2004.

Recent accounting pronouncements:

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May
31, 2003, and otherwise is effective at the beginning of the first intermim period beginning after June 15, 2003.
The adoption of SFAS No. 150 did not have an effect on the Company's financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

2.  Inventories

Inventories consist of the following at September 30:

                                   2003       2004
                                   ----       ----

  Finished goods                $  21,521     25,157
  Work in process                   4,563     15,863
  Purchased parts and supplies    109,353     60,519
                                ---------  ---------
                                $ 135,437  $ 101,539
                                =========  =========

3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2003 and 2004, commissions of $2,278 and
$2,773 have been paid under this agreement, respectively.

As of September 30,2004, the following are the related
party account balances:
                                    2003          2004
                                    ----          ----
Accounts receivable,
   related party                 $ 30,019     $  30,019
                                 =========    =========
Accounts payable,
 related party                   $ 11,000     $ 101,867
                                 =========    =========
                            F-18

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

3.  Related Party Transactions (continued)

Accounts receivable, related party is due from Pan
American Parking Solutions, Inc. which is a company owned by the former president of UTS.

Accounts payable, related party is due to Pan American
Products, a company owned by the current president of UTS.

4.  Investment in partnership

On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with its partially owned subsidiary, Urban Transit Solutions, Inc. of Puerto Rico (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services. As provided in the Partnership agreement, the Company contributed $500,000 in exchange for a 60% ownership in the Partnership and related share of net income or losses. During 2001, UTS issued additional stock diluting the ownership interest of the Company in UTS below 50%. However, pursuant to the partnership agreement, substantially all management authority rested in UTS, and consequently, the Company accounted for their investment in the Partnership using the equity method through September
30, 2001.

During 2001, the Company filed suit against UTS and the officers of UTS claiming that UTS unlawfully issued dilutive shares of stock in UTS. During , 2002, the Company entered into a settlement agreement with UTS reaffirming the Company's
60% ownership interest. On December 31, 2004, the Company acquired 30,000 new shares of common stock in UTS for payment of $60,000 of legal services paid by the Company on UTS's behalf, which increased the Company's ownership to 72%.

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

4.  Investments (continued)

Marketable Securities:

Investments in marketable securities at September 30, 2004 consists of Colorado government bonds that are available-for-sale. Unrealized gains and losses have not been reflected in the financial statements as book value is not significantly different from fair value.

At September 30, 2004 investments in marketable securities have been pledged (up to the amount of $400,000) as a performance bond on a sales contract agreement.

5.  Long-term Debt

Long term debt consisted of the following at September 30:

                                        2003          2004
                                        ----          ----
Note payable to bank, interest at
 2% over prime rate (4.0% as of
 September 30, 2003 and 2004),
 secured by third mortgage real
 estate property owned by the
 former president of UTS,
 payable in monthly installments
 of $9,259 plus interest through
 June 2005                            $ 173,565    $  71,713

Note payable to bank, interest
 at 6.3%, secured by certain assets
 payable in monthly
 installments of $4,445, due in
 July 2005                                84,098       58,074

Note payable to bank, interest at
  6.75%, secured by certain assets
  of the Company, payable in monthly
  installments of $7,823, due in
  March 2005                             117,400       81,243

Note payable - unsecured, interest
  at 9% payable in monthly installments
  of $2,000 due in February 2005              -       28,419
                                       --------      --------
                                        375,063      239,449
Less current maturities                (250,197)    (239,449)
                                       --------    ---------
                                      $ 124,866    $       -
                                    ===========    ==========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

5.  Long term debt (continued)

In May 2000, UTS entered into a loan agreement with the Banco de Desarrollo Economico para Puerto Rico for an aggregate amount of $500,000. During the first six months, interest only was due and payable monthly at 2% over the prime rate. Beginning on January 5, 2001, principal of $9,259, plus interest was due and payable in 54 monthly installments. The loan is evidenced by a promissory note, collateralized by real estated owned by the former president of UTS located at Toa Baja, Puerto Rico, and the personal guarantees of certain UTS stockholders. As part of the loan agreement, UTS has agreed to comply with certain covenants. These consist primarily, of reporting requirements, insurance coverage, restrictions on dividends or other distribution without the prior written consent of the Bank, and other administrative requirements.

6.  Lease Commitments

UTS is party to certain non-cancelable capital lease arrangements for equipment and vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments of $269 to $602 for leases that expire on various dates through the year 2007. The effective annual interest rates, vary from 8.50% to 14.95%.

In addition, UTS leases office space in various cities in Puerto Rico totaling $3550 per month. The Company leases office space in Denver, Colorado under a 24 month lease through May 31, 2006 and is party to various other short term leases for office and warehouse space. Total rent expense under all operating leases for the years ended September 30, 2003 and 2004 amounted to $127,302 and $133,110, respectively.

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2004:

                   CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

6.  Lease Commitments (continued)

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2005              $  41,460        $  30,993     $  72,453
        2006                 10,016           20,562        30,578
        2007                 10,359            2,400        12,759
        2008                 11,927            2,500        14,427
                             ------           ------        ------
Total minimum lease
   payments               $  73,762        $  56,455     $ 130,217
                                           =========     =========
Amount representing
   interest                  (4,872)
                            -------
Present value of future
 minimum lease payments      68,890

Current portion of
 lease obligations          (41,460)
                            -------
Obligations under capital
 leases due after one year $ 27,430
                           ========

The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2003           2004
                                     ----           ----
Equipment                       $  256,799      $ 312,669
Vehicles                           182,487        154,552
                                ----------      ---------
                                   439,286        467,221
Accumulated amortization          (118,183)      (140,324)
                                ----------       --------
Net capitalized leased
  property                      $  321,103      $ 326,897
                               ===========     ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

7.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2003          2004
                                 ----          ----
Non-current deferred tax
   assets                     $  68,400       86,900
Non-current deferred tax
  liabilities                   (73,000)     (75,900)
                              ---------    ---------
Net non-current deferred
   taxes                     $   (4,600)      11,000
                             ===========  ===========
Deferred tax assets:
  Loss on equity investment  $   30,900   $   50,900
  Section 263A capitalization    28,500       36,000
  Website acquired from
  shareholder                     9,000            -
                             ----------     --------
                                 68,400       86,900
Deferred tax liabilities:
 Depreciation and amortization  (73,000)     (75,900)
                             ----------     --------
Net non-current deferred
 taxes                        $ (4,600)    $  11,000
                           ============   ============


The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net
income compared to the income taxes in the consolidated
statements of income:
                         For the years ended September 30,
                                2003             2004
                                ----             ----
Income tax expense at
  the statutory rate        $ 110,722        $  65,120
State and local income
  taxes, net of federal
  income tax                    9,951            4,954
Nondeductible expenses          1,306              629
Effect of graduated tax rate   (9,313)          (2,269)
Other                         (30,075)           1,247
                            ---------        ---------
                            $  82,591        $  59,266
                            =========        ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

8.  Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding during each of the years ended September 30, 2003 and 2004, of 365,117,938 shares and 365,117,938 shares respectively.

9.  Professional Service Contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2003 and 2004, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2003            2004
                                  ----            ----
Equipment under service
  contracts                   $ 1,122,573     $ 1,109,892
Less accumulated
   depreciation                  (715,605)       (792,942)
                              -----------      ----------
                              $   406,968     $   316,950
                              ===========       ==========

10. Parking Citation Collection Services:

The Company has an agreement with Logan City, Utah to provide parking citation issuance, ticket processing, meter collections and maintenance, and ticket collection services. The Company receives half of all revenues after payment of all associated costs related to collections. The agreement can be extended or discontinued with 30 days written notice.

UTS has service contracts with five Puerto Rican municipalities to provide equipment and management of digital parking meter systems. Under the terms of the contracts, UTS will pay to the municipalities 25% of the income before income taxes.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2003 AND 2004
                           (continued)

11.  Sales by geographic region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2003               2004
                                ----               ----
United States              $1,920,369        $ 1,937,476

Puerto Rico                $1,096,872        $ 1,236,356

Canada                       $ 55,060        $    69,914
                           ----------        -----------
Total                      $3,072,301         $3,243,746
                           ==========         ==========