Form 10QSB
period 2004-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-02-22
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December  31, 2004

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 22, 2005 is 365,117,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes      No   X

               CLANCY SYSTEMS INTERNATIONAL, INC.
                         INDEX

	                                                Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheet - September 30, 2004
and December 31, 2004 (unaudited)                     2 and 3

Consolidated Statement of Income - For the Three
  Months Ended December 31, 2003 and 2004 (unaudited)    4

Consolidated Statement of Stockholders' Equity - For
 the Three Months Ended December 31, 2004 (unaudited)    5

Consolidated Statement of Cash Flows - For the Three
  Months Ended December 31, 2003 and 2004 (unaudited)	 6

Notes to Unaudited Consolidated Financial Statements     8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                     10

PART II.   OTHER INFORMATION                             20

Item 1.  Legal Proceedings                               20

Item 3.  Controls and Procedures                         20

Item 6.  Exhibits and Reports on Form 8-K                20

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                            December 31, 2004
                              (Unaudited)

                                ASSETS

                                                           December
                                                           31, 2004
Current assets:                                            --------
 Cash and cash equivalents                              $   395,040
 Accounts receivable, net of allowance
  for doubtful accounts of $10,000                          560,570
 Accounts receivable, related party
      (Note 3)                                               30,019
 Income tax refund receivable                                30,624
 Inventories (Note 2)                                       100,300
 Prepaid expenses                                            51,405
                                                         ----------
    Total current assets                                  1,167,958

Furniture and equipment, at cost:
 Office furniture and equipment                             323,112
 Computers and Equipment
   under service contracts                                2,081,584
 Leasehold improvements                                      98,935
 Equipment and vehicles under capital
    leases                                                  467,221
                                                          ---------
                                                          2,970,852
  Less accumulated depreciation                          (1,702,221)
                                                          ---------
    Net furniture and equipment                           1,268,631

Other assets:
 Deferred tax asset                                          31,275
 Investment in marketable securities                        399,345
 Deposits and other                                          52,612
 Goodwill                                                   225,214
 Software development costs, net of
   accumulated amortization                                 222,109
                                                          ---------
   Total other assets                                       930,555
                                                          ---------
                                                        $ 3,367,144
                                                        ===========






      See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
                    December 31, 2004
                     (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December
                                                     31, 2004
Current liabilities:                                 --------
 Accounts payable                                  $  217,985
 Accrued expenses                                     325,162
 Accounts payable, related party
    (Note 3)                                           38,656
 Income taxes payable                                  68,254
 Current portion of long term debt                    205,428
 Current portion of obligations
   under capital leases                                33,996
 Deferred revenue                                     120,942
                                                    ---------
    Total current liabilities                       1,010,423

Obligations under capital leases,
  net of current portion                               28,877
Minority interest in subsidiary
 (Note 4)                                              63,632

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                           ---
Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                                        36,512
  Additional paid-in capital                        1,151,547
  Retained earnings                                 1,076,153
                                                    ---------
    Total stockholder's equity                      2,264,212
                                                    ---------
                                                  $ 3,667,144
                                                  ===========






     See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the three months ended December 31, 2003 and 2004
                         (Unaudited)

                                   December     December
                                   31, 2003     31, 2004
Revenues:                          --------     --------
 Sales                         $    41,929  $     51,365
 Service contract income           659,735       662,105
 Parking ticket collections and
   other                            64,319       143,159
                               -----------   -----------
  Total revenues                   765,983       856,629

Costs and expenses:
  Cost of sales                      3,727        20,330
  Cost of services                 231,632       175,759
  Cost of parking ticket
    collections                     31,919        28,178
  General and administrative       445,440       415,922
  Research and development          14,022        16,976
                               -----------    ----------
   Total costs and expenses        726,740       657,165
                               -----------    ----------
Income from operations              39,243       199,464

Other income:
  Interest income                      194           21
  Interest expense                  (8,410)      (7,880)
  Other Income                       1,872            -
  Minority interest in (income)
    loss of subsidiary              15,565        8,402
                               -----------    ----------
   Total other income (expense)      9,221          543
                               -----------    ----------
Income before provision for
  income taxes and loss in
  equity-basis partnership          48,464      200,007

Provision for income taxes:
  Current expense                   16,498       66,330
  Deferred expense                   1,365        9,725
                               -----------     ---------
   Total income tax expense         17,863       76,055
                               -----------     ---------
Net income                     $    30,601    $ 123,952
                               ===========     ==========
Basic and diluted
 net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the nine months ended June 30, 2004
                       (Unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2004
 (Restated)           365,117,938     $  36,512   $   1,151,547     $    952,201

Net income for the
  three months ended
  December 31, 2004           ---           ---             ---          123,952
                      -----------     ---------       ----------      ----------
Balance, December,
   31, 2004           365,117,938     $  36,512    $   1,151,547    $ 1,1076,153

                      ===========     =========    =============     ===========














See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended December 31, 2003 and 2004
                          (unaudited)

                                          December      December
                                          31, 2003      31 2004
                                          -------        -------
Cash flows from operating activities:
 Net income                             $   30,601   $   123,952
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           135,992       118,359
   Deferred income tax expense                1,365         9,725
   Minority interest                        (15,565)       (8,979)
   Changes in assets and liabilities:
     Accounts receivable                    (23,507)     (110,942)
     Inventories                            (23,061)        1,239
     Income taxes refundable                      -       (22,085)
     Prepaid expenses                        19,026        23,161
     Accounts payable                       (38,204)       28,576
     Accrued expenses                         9,887         8,215
     Income taxes payable                   (21,852)       68,254
     Deferred revenue                        (9,202)       (5,136)
                                         ----------     ---------
     Total adjustments                       34,879       110,387
                                         ----------     ---------
    Net cash provided by operating
      activities                             65,480       234,339
                                         ----------     ---------
Cash flows from investing activities
  Acquisition of furniture and equipment    (52,849)      (24,867)
Increase in software licenses and
    software development costs              (26,407)      (27,157)
  Increase in deposits and
    other assets                              2,587         6,225
                                         ----------     ---------
    Net cash used in investing
      activities                            (76,669)      (91,307)
                                         ----------     ---------
Cash flows from financing activities:
  Payments on long term debt and capital
     leases                                 (60,088)      (40,038)
  Decrease (increase) in bank overdraft           -       (14,645)
                                         ----------     -----------
    Net cash used in financing
      activities                            (60,088)      (54,683)
                                         -----------    -----------
    Increase (decrease) in cash and
       cash equivalents                     (71,277)       88,349


    Cash and cash equivalents at beginning
      of period                             669,292       306,691
                                         ----------     -----------
    Cash and cash equivalents at end
       of period                         $  598,015    $  395,040
                                         ==========    ==========


See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended December 31, 2003 and 2004
                          (Unaudited)

                     continued from preceding page

Supplemental disclosure of cash flow informtion

                                                2003           2004
                                               -------        -------


   Cash paid during the period for interest   $  8,410       $   2,208
                                              ========       =========
   Cash paid during the period for income
    taxes                                     $ 38,350       $  20,160
                                              ========       =========

             CLANCY SYSTEMS INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2004

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2004, as restated.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2003 and 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

Prior Period Adjustment:

The Company has discovered an error in the amount of revenue recognized by UTS, the Company's subsidiary in Puerto Rico, in its consolidated September 30, 2004 financial statements. The approximate results of the correction of the error is that receivables and revenues are each reduced by $130,000, that minority interest is increased by $30,000, deferred tax benefit is increased by $30,000 and net income is decreased by $60,000.


2. Inventories

   Inventories consist of the following at:
                                              December 31,
                                                 2004
                                              -----------
       Finished Goods                         $   26,278
       Work in Process                            41,123
       Purchased parts and supplies               32,899
                                              ----------
                                              $  100,300
                                              ==========

3. Related party transactions

Related party account balances consist of the following at:

                                            December 31,
                                               2004
                                            -----------

Accounts receivable, related party          $    30,019
                                            ===========
Accounts payable, related party             $    38,656
                                            ===========


Accounts receivable, related party is due from Pan American Parking Solutions, Inc. which is a company owned by the former president of UTS.

Accounts payable, related party is due to Pan American Products, a company owned by the current president of UTS.

4.  Income taxes

The provision for income taxes for the three months ended December 31, 2003 and 2004 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:

                                               December 31,
                                                   2004
                                               -----------

      Non-current deferred tax assets          $   184,365
      Non-current deferred tax liabilities        (153,090)
                                               -----------
        Net non-current deferred taxes         $    31,275
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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

At December 31, 2004 the Company had consolidated working capital of $157,535 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31,
2004 AND 2003

REVENUES. From the quarter ended December 31, 2003 to the quarter ended December 31, 2004 revenues increased by $90,646 or 11.8% from $765,983 to $856,629. The increase in revenues is due to the addition of new customers and products during the quarter ended December 31, 2004. Clancy's Remit-online.com service has processed 32,319 transactions totaling $1,346,746 for the quarter ended December 31, 2004. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. From the quarter ended December 31, 2003 to the quarter ended December 31, 2004, cost of services decreased by $55,873 or 24.1% from $231,632 to $175,759 for the Company.

Cost of services as a percentage of service contract income was 35.1% for the 2003 quarter and 26.5% for the 2004 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $14,022 to $16,976, or 21.1%, from the quarter ended December 31, 2003 to 2004. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $29,518 or 6.6% from $445,440 to $415,922 for the quarter ended December 31, 2003 and 2004, respectively.

NET INCOME. For the quarter ended December 31, 2004, the Company reported net income of $123,952 compared to $30,601 for the quarter ended December 30, 2003. The primary reason for the increase in net income is the increase in revenues from Remit online.com and the increased services which are discussed above.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be made for "Park-by-phone". The Company is currently manufacturing its printer in a new and smaller case. All current customers will receive the upgrade model within the next 12 months.

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the size and weight of the printers.

During 2001/2002, the Company began manufacturing a new printer board to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology, and flat forms. The company has also developed a keyboard cradle for the Palm devices. The Palm keyboard has a 45 key full alpha/numeric keypad with function keys and assignable function keys.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999.
UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. UTS loans to its primary bank and private lender are being paid back by the UTS cash flows. UTS secured a loan through the Company's primary bank, however the Company has no obligation on the loan. The loan is secured by UTS assets. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS.

In June, 2003, a new management team was installed at UTS. Kenneth
Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2004-2005 fiscal year. UTS has funded its operations primarily by loans and cash flows.
It has notes payable and capital lease obligations arising from borrowings for working Capital and purchases of equipment. The Company will advance funding to Urban Transit Solutions in order to allow them to expand their operations and reduce their outside debt obligations.

TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to: (i) additional accounting and auditing procedures; and (ii) additional legal costs due to compliance with new corporate governance mandates. The Company now utilizes three different accounting firms for preparation of financial statements, reviews and auditing functions.

Director and Officer insurance premiums have tripled for the Company (this is consistent with the industry as a result of the public company irregularities of several years ago). The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cashflow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment. With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues as a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover, enforcement and accountability of parking revenues will be imperative for all cities.

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

UTS has funded its operations primarily by cash flows and bank debt.
It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2005.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $450,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, for Clancy, outstanding ticket fines of approximately $400,000 and for UTS, outstanding ticket fines of approximately
$253,703, have not been recognized as revenue at December 31, 2004 based on SEC accounting guidance.

CONTRACTUAL OBLIGATIONS

The following obligations are the debt responsibility of UTS.
Clancy does not have any obligations other than operating leases for its office space.

                             Payment Due by Period

Contractual             Less than
Obligations  Total      1 year     1-3 years   4-5 years   Over

Long Term
Debt        $ 198,436  $ 198,436     $    -     $     -   $   -

Capital
Lease
Obligations   $62,873    $33,996    $28,877              -


Operating
Expenses
   UTS          9,900      3,600      6,300         -          -
   Clancy      42,590     31,173     11,417

Purchase
Obligations         -         -          -         -           -

Other Long-
term
obligations         -         -          -         -           -
            --------- ---------  ----------  ----------  ---------
Total
Contractual
Cash
Obligations $ 313,799  $ 267,205  $  46,594  $       -   $       -


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

GOODWILL. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142(SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for goodwill and intangible assets.Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

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

After a final appeal by Mr. Short, the Massachusetts State Supreme Court upheld the earlier judgement awarded in favor of the Company. The court awarded an additional $23,000 in damages to the Company. The Company's attorney in Syracuse New York has filed a motion to restore the case to the court's motion calendar for a decision on an earlier motion to schedule a sheriff's sale. On March 21, 2002, a complaint was filed in Denver District Court by Francis Salazar against the Company. Mr. Salazar was seeking compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's common stock that carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended.The complaint alleges that the restrictive legend prevented Salazar from selling the shares during an uptick in the Company's share price. The Company filed a motion to dismiss which was granted in December, 2002, but subsequently overtunred on appeal in October 2003.

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

Mr. Salazar has brought other lawsuits against the Company over the years and the defense of these suits has been costly to the Company. All suits have been dismissed and have been resolved in favor of the Company. However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. The outcome of this matter cannot be determined at this time.

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

       Filed on 10/18/04 Change of Auditor

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2004	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                    and Chief Executive Officer