Form 10QSB
period 2005-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-05-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 20, 2005 is 365,117,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes      No   X

               CLANCY SYSTEMS INTERNATIONAL, INC.
                         INDEX

	                                                  Page No.

PART I.	FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September
 30, 2004 and March 31, 2005 (unaudited)                2 and 3

Condensed Consolidated Statement of Income - For the
 Three Months ended March 31, 2004 and 2005 (unaudited)    4

Condensed Consolidated Statement of Income - For the
  Six Months Ended March 31, 2004 and 2005 (unaudited)     5

Condensed Consolidated Statement of Stockholders'
  Equity - For  the Six Months Ended March 31, 200
 (unaudited)                                               6

Condensed Consolidated Statement of Cash Flows -
 For the Six Months Ended March 31, 2004 and 2005
  (unaudited)	                                         7

Notes to Unaudited Consolidated Financial Statements       8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                       10

PART II.   OTHER INFORMATION                               19

Item 1.  Legal Proceedings                                 19

Item 3.  Controls and Procedures                           19

Item 6.  Exhibits and Reports on Form 8-K                  19

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             March 31, 2005
                              (Unaudited)

                                ASSETS
                                                 September      March
                                                 30, 2004      31,2005
                                                (Restated)
Current assets:                                  --------      -------
 Cash and cash equivalents                    $   306,691    $  453,260
 Accounts receivable, net of allowance
  for doubtful accounts of $10,000                449,628       510,297
 Accounts receivable, related party
      (Note 3)                                     30,019             -
 Income tax refund receivable                      18,724        30,624
 Inventories (Note 2)                             101,539        91,828
 Prepaid expenses, current portion                 74,566        39,040
                                               ----------      --------
    Total current assets                          981,167     1,125,049

Furniture and equipment, at cost:
 Office furniture and equipment                   322,137       316,318
 Computers and Equipment
   under service contracts                      2,058,386     2,581,152
 Leasehold improvements                            98,936        98,936
 Equipment and vehicles under capital
    leases                                        467,221             -
                                                ---------     ---------
                                                2,946,679     2,996,406
  Less accumulated depreciation                (1,604,762)   (1,803,039)
                                                ---------     ---------
    Net furniture and equipment                 1,341,917     1,193,367

Other assets:
 Deferred tax asset                                16,000        30,800
 Investment in marketable securities              353,837       451,164
 Deposits and other                                60,125        44,608
 Goodwill                                         225,214       225,214
 Software development costs, net of
   accumulated amortization                       213,870       218,263
                                                ---------      --------
   Total other assets                             869,046       970,049
                                                ---------      --------
                                              $ 3,192,130   $ 3,288,465
                                              ===========   ===========






      See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2005
                     (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September     March
                                              30, 2004     31,2005
                                             (Restated)
Current liabilities:                          --------     -------
 Accounts payable                           $  189,409  $  170,014
 Accrued expenses                              316,947     329,869
 Accounts payable, related party
    (Note 3)                                    38,656           -
 Bank overdraft                                 14,645           -
 Income taxes payable                                -      63,934
 Current portion of long term debt             239,449      14,419
 Current portion of obligations
   under capital leases                         41,460      15,253
 Deferred revenue                              126,078      98,676
                                             ---------    --------
    Total current liabilities                  966,644     692,164

Long term debt                                       -     265,000
Obligations under capital leases,
  net of current portion                        27,430           -
Minority interest in subsidiary
 (Note 4)                                       72,610      62,912

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                      -           -
Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                                 36,512       36,512
  Additional paid-in capital                 1,151,547    1,151,547
  Retained earnings                            937,387    1,080,329
                                             ---------    ---------
    Total stockholders' equity               2,125,446    2,268,388
                                             ---------    ---------
                                           $ 3,192,130  $ 3,288,465
                                           ===========  ===========




     See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended March 31, 2004
                    and March 31, 2005
                         (Unaudited)

                                    March        March
                                   31, 2004     31, 2005
Revenues:                          --------     --------
 Sales of goods                $    62,921  $     29,144
 Service contract income           676,936       565,113
 Parking ticket and permit
   operations                       98,326       110,404
                               -----------   -----------
  Total revenues                   838,183       704,661
Costs and expenses:
  Cost of sales                     17,786        24,261
  Cost of services                 253,159       176,891
  Cost of parking ticket
    and permit operations           39,569        21,846
  General and administrative       408,427       457,435
  Research and development          13,868        11,443
                               -----------    ----------
   Total costs and expenses        732,809       691,876
                               -----------    ----------
Income from operations             105,374        12,785

Other income:
  Interest income                      191         8,073
 Interest expense                   (7,155)       (3,603)
  Other Income                       1,168             -
  Minority interest in (income)
    loss of subsidiary             (17,930)        1,253
                               -----------    ----------
   Total other income (expense)    (26,062)        5,723
                               -----------    ----------

Income (loss) before provision
  for income taxes                  79,312        18,508

Provision for income taxes:
  Current expense                   34,808        (5,557)
  Deferred expense (benefit)        (4,095)        5,075
                               -----------     ---------
   Total income tax expense         30,713          (482)
                               -----------     ---------
Net income                     $    48,599    $  18,990
                               ===========     ==========
Basic and diluted
 net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Six Months Ended March 31, 2004
                    and March 31, 2005
                         (Unaudited)

                                    March        March
                                   31, 2004     31, 2005
Revenues:                          --------     --------
 Sales of goods                $   104,850  $     80,509
 Service contract income         1,336,671     1,227,218
 Parking ticket and permit
   operations                      162,645       253,563
                               -----------   -----------
  Total revenues                 1,604,166     1,561,290

Costs and expenses:
  Cost of sales                     21,513        44,591
  Cost of services                 484,791       352,650
  Cost of parking ticket
    and permit operations           71,488        50,024
  General and administrative       853,867       873,357
  Research and development          27,890        28,419
                               -----------    ----------
   Total costs and expenses      1,459,549     1,349,041
                               -----------    ----------
Income from operations             144,617       212,249

Other income:
  Interest income                      385         8,094
 Interest expense                  (15,565)      (11,483)
  Other Income                         704             -
  Minority interest in (income)
    loss of subsidiary              (2,365)        9,655
                               -----------    ----------
   Total other income (expense)    (16,841)        6,266
                               -----------    ----------

Income (loss) before provision
  for income taxes                 127,776      218,515

Provision for income taxes:
  Current expense                   51,306       60,773
  Deferred expense (benefit)        (2,730)      14,800
                               -----------     ---------
   Total income tax expense         48,576       75,573
                               -----------     ---------
Net income                     $    79,200    $ 142,942
                               ===========    ==========
Basic and diluted
 net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Six Months Ended March 31, 2005
                       (Unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2004
 (Restated)           365,117,938     $  36,512   $   1,151,547    $   937,387

Net income for
  the six months
  ended March 31,
  2005                        ---           ---             ---        142,942
                      -----------     ---------       ----------      ----------
Balance, March
   31, 2005           365,117,938     $  36,512    $   1,151,547   $ 1,080,329

                      ===========     =========    =============    ===========














See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended March 31, 2004 and 2005
                          (unaudited)

                                           March         March
                                          31, 2004      31, 2005
                                          -------        -------
Cash flows from operating activities:
 Net income                             $   79,200    $   142,942
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           280,645       245,717
   Deferred income tax expense               (2,730)      (14,800)
   Minority interest                          2,365       ( 9,698)
   Changes in assets and liabilities:
     Accounts receivable                   (135,633)      (60,669)
     Accounts receivable related party            -        30,019
     Inventories                             26,227         9,711
     Income taxes refundable                      -       (11,900)
     Prepaid expenses                        41,965        35,526
     Accounts payable                       287,001       (19,395)
     Accrued expenses                        16,921        12,922
     Accounts payable, related party        (11,000)      (38,656)
     Income taxes payable                    (9,282)       63,934
     Deferred revenue                       (25,121)      (27,402)
                                         ----------     ---------
     Total adjustments                      471,358       215,309
                                         ----------     ---------
    Net cash provided by operating
      activities                            550,558       358,251
                                         ----------     ---------
Cash flows from investing activities
  Acquisition of furniture and equipment   (126,744)      (55,956)
  (Increase) in software licenses and
    software development costs              (56,061)      (43,171)
  (Increase) in investments in marketable
    securities                                    -       (97,327)
  Decrease in deposits and
    other assets                             20,199        13,084
                                         ----------     ---------
    Net cash (used) in investing
      activities                           (162,606)     (183,370)
                                         ----------     ---------
Cash flows from financing activities:
  Proceeds from borrowings of long term
    debt                                          -       265,000
  Payments on long term debt and capital
    leases                                 (209,991)     (278,667)
  (Decrease) in bank overdraft                    -       (14,645)
                                         ----------     -----------
    Net cash (used) in financing
      activities                           (209,991)      (28,312)
                                         -----------    -----------
    Increase (decrease) in cash and
       cash equivalents                     177,961       146,569


    Cash and cash equivalents at beginning
      of period                             669,292       306,691
                                         ----------     -----------
    Cash and cash equivalents at end
       of period                         $  847,253    $  453,260
                                         ==========    ==========


See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       March 30, 2005

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2004, as restated (see below).

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three and six months ended March 31, 2004 and 2005. All significant inter company transactions and balances have been eliminated in consolidation.

Restatement

During February 2005, and error was discovered in the amount of revenue recognized by UTS for the year ended September 30, 2004. The result of the restatement, which has not been finalized or filed as of today's date, is expected to reduce revenue by $130,000, increase minority interest in the net loss by $36,448 and increase the deferred tax benefit by $5,000 resulting in a decrease of $78,536 consolidated net income.

2. Inventories

   Inventories consist of the following at:
                                           September      March
                                            30, 2004     31,2005
                                           ---------     -------

       Finished Goods                     $  25,157   $   14,631
       Work in Process                       15,863       34,310
       Purchased parts and supplies          60,519       42,887
                                         ----------   ----------
                                          $ 101,539   $   91,828
                                         ==========   ==========

3. Related party transactions
   Related party account balances consist of the following at:

                                           September     March
                                            30, 2004    31,2005
                                         -----------   --------

Accounts receivable, related party       $    30,019  $       -
                                         ===========  =========
Accounts payable, related party          $    38,656  $       -
                                         ===========  =========


Accounts receivable, related party is due from Pan American Parking Solutions, Inc. which is a company owned by the former president of UTS. This amount was written off in the quarter ended March
31, 2005.

Accounts payable, related party is due to Pan American Products, a company owned by the current president of UTS. This amount was paid in the quarter ended March 31, 2005.

4.  Income taxes

The provision for income taxes for the three and six months ended
March 31, 2004 and 2005 is based on the expected rate for the tax year.

The components of the Company's deferred net tax assets and liabilities are as follows:

                                                September        March
                                                 30, 2004        31, 2005
                                             -----------       --------

      Non-current deferred tax assets          $  177,400     $  185,300
      Non-current deferred tax liabilities       (161,400)      (154,500)
                                              -----------     ----------
        Net non-current deferred tax assets   $    16,000    $   30,800
                                              ===========    ==========

5.  Restructuring of UTS debt

On February 28, 2005, the Company obtained a loan for its Puerto Rican subsidiary, UTS, to consolidate the current debt and leases obtained
under its former president.   A zero coupon loan was provided by
Salem Capital Group, Inc. in the amount of $300,000 at an interest rate of 6.5% per annum. The note is secured by the assets of UTS.
The net proceeds to the Company were $265,000.  The note matures
February 28, 2007.

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

At March 31, 2005, the Company had consolidated net working capital of $432,885 derived primarily from cash flow from contract sales and contract service and consolidation of UTS liabilities into a long-term note for $265,000. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED March 31,
2005 AND 2004

REVENUES. From the quarter ended March 31, 2004 to the quarter ended March 31, 2005 revenues decreased by $133,522 or 15.9% from $838,183 to $704,661. Management believes this has to do with timing of its clients' ticket purchases and not a decrease in overall business. Clancy's Remit-online.com service has processed 33,548 transactions totaling $1,376,782.17 for the quarter ended March 31, 2005. Revenues are generated based on a per transaction fee less bank processing costs.

The gross amount of cash, less amounts due to the client, flowing through Remit-online.com is presented as revenue based on SEC Staff Accounting Bullentin No. 104 and Emerging Issues Task Force No. 99-19. In other words, the Company only presents its net proceeds from each transaction as revenue in the statements of operations.

The Company's other ticket issuance revenues are derived from the ticket issuance productivity of its clients which can vary based on client staffing, seasonal conditions, budget considerations and other factors unique to each client. Sales of goods will vary for many of the same reasons. Parking ticket and permit operations revenues have been steadily increasing overall for the Company. These operations are facilities management contracts the Company operates.

COST OF SERVICES AND SALES. From the three month quarter ended March 31, 2004 to the three month quarter ended March
31, 2005, cost of services decreased by $76,268 or 30.1% from $253,159 to $176,891 for the Company. Cost of services were down in relation to the ticket sales being down slightly. Cost of services as a percentage of service contract income was 37.3% for the 2004 quarter and 31.3% for the 2005 quarter. Cost of sales of goods include manufacturing, labor and shipping. These costs reflect some seasonal planning for manufacturing particularly necessary for the Denver Boot. The cost of operations of permit and ticket programs where the Company is actually the facilities manager also reflects some seasonal cost variations.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $13,868 to $11,443 or 17.5%, from the quarter ended March 31, 2004 to 2005. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $49,008 or 11.9% from $408,427 to $457,435 for the three month quarter ended March 31, 2004 and 2005, respectively. This increase in General and Administrative expenses reflects some additional accounting costs, which pertain primarily to the UTS operations.

NET INCOME. For the quarter ended March 31, 2005, the Company reported net income of $18,990 compared to net income of $ 48,599 for the quarter ended March 31, 2004. The primary reason for the decrease in net income is the decrease in revenues for the quarter ended March 31, 2005. The March 31, 2005 net income also reflects a one-time write down of an note receivable from the former president of UTS which the Company deemed uncollectable.

COMPARISON RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND
MARCH 31, 2004

REVENUES. From the six months ended March 31, 2004 to the six months ended March 31, 2005 revenues decreased by $42,876 or 2.7% from $1,604,166 to $1,561,290. Service contract revenues are generated based on a per transaction fee.

The gross amount of cash, less amounts due to the client, flowing through Remit-online.com is presented as revenue based on SEC Staff Accounting Bullentin No. 104 and Emerging Issues Task Force No. 99-19. In other words, the Company only presents its net proceeds from each transaction as revenue in the statements of operations. The Company's other ticket issuance revenue are derived from the ticket issuance productivity of its clients which can vary based on client staffing, seasonal conditions, budget considerations and other factors unique to each client. Sales of goods will vary for many of the same reasons.
Parking ticket and permit operations revenues have been steadily increasing overall for the Company. These operations are facilities management contracts the Company operates.

COST OF SERVICES AND SALES.  From the six months ended
March 31, 2004 to the six months ended March 31, 2005, cost of services decreased by $132,141 or 27.3% from $484,791 to $352,650 for the Company. Cost of services as a percentage of service contract income was 36.2% for the 2004 six months and 28.7% for the 2005 six months. Cost of sales of goods include manufacturing, labor and shipping. These costs reflect some seasonal planning for manufacturing particularly necessary for the Denver Boot. The cost of operations of permit and ticket programs where the Company is actually the facilities manager also reflects some seasonal cost variations.

RESEARCH AND DEVELOPMENT.  The Company's parking enforcement systems research and development costs increased from $27,890 to $28,419 or 1.9% from the six months ended March 31, 2004 to 2005. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $19,490 or 2.3% from $853,867 to $873,357 for the six months ended March 31, 2004 and 2005, respectively.
This increase in General and Administrative expenses reflects some additional accounting costs, which pertain primarily to the UTS operations.

NET INCOME. For the six months ended March 31, 2005, the Company reported net income of $142,942 compared to net income of $79,200 for the six months ended March 31, 2004. Net income figures in 2005 were reduced to reflect the one-time write-down of a note receivable from the former president of UTS which the Company deemed uncollectable.

The Company's business is a transaction based business.
As the Company gears itself to more business activities related to transactional activity, it will not necessarily increase overhead as the infrastructure to process these transactions has been developed.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be made for "Park-by-phone". The Company is currently manufacturing its printer in a new and smaller case. All current customers will receive the upgrade model within the next 9 months.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999.
UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas, a major client, commenced in January of 1999. UTS loans borrowed from its primary bank and private lender are being paid back by the UTS cash flows. UTS obtained a loan through the Company's primary bank, however the Company's parent had no obligation on the loan. The loan was secured by UTS assets. This loan has been refinanced as described below. The recent settlement of ownership issue between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS.

In June, 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an assertive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2004-2005 fiscal year.

UTS has funded its operations primarily by loans and operation cash flows. It has notes payable and capital lease obligations arising from borrowings for working Capital and purchases of equipment. The Company will advance funding to Urban Transit Solutions in order to allow it to expand its operations and reduce its outside debt obligations.
In February, 2005, Urban Transit Solutions borrowed $300,000 in a zero coupon 2 year loan for Salem Capital Group, Inc., an unrelated entity, to consolidate its debt. The note proceeds from the loan were $265,000. The loan matures at February 28, 2007 and bears interest at the rate of 6.5%. Substantially all other outstanding loans and debts have been paid, with this being the only outstanding long-term debt. In addition, management has reclassified leased and other equipment to service equipment in the six months ended March 31, 2005.

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

Internal and external sources of liquidity

Overall, the Company generated net cash flows of $146,569 in the six months ended March 31, 2005 compared to $177,961 in the comparable 2004 period. Cash at March 31, 2004 and 2005 was $847,253 and $453,260 respectively. The primary reason for the difference at the period end was the investment in bonds that occurred later in 2004. Net cash from operations decreased from $550,558 to $358,252 for the six months ended March 31, 2004 and 2005, respectively.

This was primarily due to the significant increase in accounts payable in 2004. Net cash used in investing activities increased from $162,606 to $183,371 in the six months ended March 31, 2004 and 2005, respectively.

While the amounts are somewhat similar, in fiscal 2004 the Company primarily invested cash in equipment but in fiscal 2005 invested cash into marketable securities (bonds).
Net cash flows used by financing activities were $209,991 and $28,312 in the six months ended March 31, 2004 and 2005, respectively. In fiscal 2004 the Company solely repaid debt and lease obligations while in fiscal 2005, the Company restructured its debt by borrowing $265,000 and repaid various debt obligations.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development.
The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

The Company has experienced significant interest by clients in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. There has also been a demand for the Denver Boot for enforcement on private property. Exposure on the Internet has been favorable for sales of this product.

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

In addition, for Clancy, outstanding ticket fines of approximately $400,000 and for UTS, outstanding ticket fines of approximately
$253,703, have not been recognized as revenue at March 31, 2005 based on SEC Staff Accounting Bulletin No. 104.

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

After a final appeal by Mr. Short, the Massachusetts State Supreme Court upheld the earlier judgement awarded in favor of the Company. The court awarded an additional $23,000 in damages to the Company. The Company's attorney in Syracuse New York has filed a motion to restore the case to the court's motion calendar for a decision on an earlier motion to
schedule a sheriff's sale.   The Honorable Thomas J. Murphy, Justice,
for the State of New York, Supreme Court, County of Onondaga signed and order on April 14, 2005 to order the sale of the property.

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

Date: May 20, 2005     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer