Form 10KSB/A
period 2004-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-06-02
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB/A

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

Class                      Outstanding at January 10, 2005
                           and current date June 2, 2005

Common stock, $.0001 par value           365,117,938 shares


Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

               Yes___ No  X

             CLANCY SYSTEMS INTERNATIONAL, INC.
                         Form 10-KSB/A



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

   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters

   Item 12.  Certain Relationships and Related Transactions

   Item 13.  Exhibits

   Item 14.  Principal Accountant Fees and Services

              CLANCY SYSTEMS INTERNATIONAL, INC.
                       Form 10-KSB/A
                         PART I

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2004, the Company had working capital of $767,903 for Clancy and $ 14,523 for Clancy consolidated with UTS as compared to $1,007,082 for Clancy and $361,991 for Clancy consolidated with UTS at September 30, 2003.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2005.

Clancy's current ratio increased from 4.51 to 1 to 6.63 to 1 from September 30, 2003 to September 30, 2004. The Clancy consolidated current ratio decreased from 1.35 to 1 to 1.02 to 1 from September 30, 2003 to September 30, 2004.

REVENUES. From fiscal 2003 to fiscal 2004 revenues increased by approximately $31,961 or 1.62% from $1,975,429 to $2,007,390 for
Clancy and $9,314 or .9% from $1,096,872 to $1,106,186 for UTS.
The increase in revenues is due to the addition of new customers and products during the year ended September 30, 2004. Consolidated revenue increased from $3,072,301 in 2003 to $3,113,576 in 2004.


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

NET INCOME. The Company reported consolidated net income of $243,063 for fiscal 2003 as compared to $24,316 for fiscal 2004. The Company reported net income of $96,789 for fiscal
2002 as compared to net income of $243,063 for fiscal
2003. The primary reason for the decrease in net income of $218,747 from 2003 to fiscal 2004 is the increase in legal fees, research and development costs, and other costs, the components of which are described above.

In February 2005, the Company identified an error in the amount of revenue recognized by UTS, the Company's subsidiary in Puerto Rico, which was carried over into its consolidated September 30, 2004 financial statements. Revenue from parking tickets issued to individuals, under a contract with a municipality, were recorded when issued. The Company restated all revenues earned on this contract because they should have been recorded and recognized when collected instead of when tickets are issued. The adjustment reduced revenue and accounts receivable by $130,170, reduced income tax expense by $15,186, and increased the minority interest in the loss by $36,448. Net income for 2004 was reduced from $102,852 to $24,316. Additionally, the Company reclassified $63,211 from accounts payable, related party to accounts payable. The accompanying consolidated financial statements for 2004 have been restated to reflect these corrections.


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

The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capitalcommitment.

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

COMPUTER SOFTWARE. Costs incurred prior to establishment of the technological feasibility of computer software are research and development costs, which are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally 5 years) or the estimate of current and future revenues for the related product.
                           -19-

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


Date:  June 2, 2005

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  June 2,  2005        /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: June 2, 2005         /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: June 2,  2005         /s/James R.Nyman
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


                              CAUSEY DEMGEN & MOORE INC.
                              Denver, Colorado
                              December 23, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.
  and Subsidiary

We have audited the accompanying consolidated balance sheets of Clancy Systems International, Inc. as of September 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year the ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urban Transit Solutions, Inc., a 72% owned subsidiary, which statements reflect 35% of total consolidated assets as of September 30, 2004 and 36% of consolidated revenues for the year ended September 30, 2004. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2004 and for the year ended September 30, 2004 is based solely on the report of the other auditor.

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

As discussed in Note 1 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended September 30, 2004.


GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
December 9, 2004, except for
Note 1 to which the date is
February 18, 2005.

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the accompanying balance sheets of Urban Transit Solutions, Inc. as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).
generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that is it not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to financial statements, the Company has restated the accompanying balance sheet of Urban Transit Solutions, Inc. as of September 30, 2004 and the related statements of operations, stockholders equity and cash flows for the year then ended.

LANDA UMPIERRE PSC

San Juan, Puerto Rico
November 24, 2004,
except for Note 1 to which
date is February 18, 2005



Stamp number 1892524 of the Puerto Rico Society of CPA's was affixed to the record copy of this report.

                CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 AND 2004 (Restated)

                           ASSETS
                                          2003    2004 (restated)
Current assets:                           ----    ---------------

 Cash, including interest bearing
   accounts of $231,945 (2003)       $  669,292  $  306,691
Accounts receivable, net of
   allowance for doubtful accounts
   of $5,250 at (2003)
   and $10,000 (2004)                   488,361     449,628
  Accounts receivable, related party
   (Note 3)                              30,019      30,019
  Income tax refund receivable
   (Note 7)                               9,450      18,724
  Inventories (Note 2)                  135,437     101,539
  Prepaid expenses                       77,389      74,566
                                      ---------   ---------
   Total current assets               1,409,948     981,167

Furniture and equipment, at cost:
  Office furniture and equipment        269,523     322,137
  Equipment under service contracts
   (Note 10)                          2,109,045   2,058,386
  Leasehold improvements                 96,604      98,935
  Equipment and vehicles under
   capital leases (Note 6)              439,286     467,221
                                       --------   --------
                                      2,914,458   2,946,679
  Less accumulated depreciation      (1,328,226) (1,604,762)
                                     ----------- -----------
   Net furniture and equipment        1,586,232   1,341,917

Other assets:
  Deferred tax asset (Note 7)                 -      16,000
  Marketable Securities Pledged
    (Note 4)                                ---     353,837
  Deposits and other                     76,025      60,125
  Goodwill (Note 1)                     225,214     225,214
  Software development costs, net
   of accumulated amortization
   of $431,627 (2003) and $505,907
   (2004)                               180,163     213,870
                                      ---------   ---------

 Total other assets                     481,405     869,046
                                      ---------   ---------
                                    $ 3,477,585 $ 3,192,130
                                     ==========  ==========

   See accompanying notes to consolidated financial statements.

           CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
       SEPTEMBER 30, 2003 AND 2004 (Restated)

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                           2003   2004 (Restated)
Current liabilities:                       ----   --------------

  Accounts payable                    $  229,229  $  189,409
  Accrued expenses                       276,176     316,947
  Accounts payable, related party         11,000      38,656
  Bank overdraft                             ---      14,645
  Income taxes payable                    21,852         ---
  Current portion of long term debt
   (Note 5)                              250,197     239,449
  Current portion of obligations
   under capital leases (Note 6)         125,102      41,460
  Deferred revenue                       134,401     126,078
                                       ----------  ---------
    Total current liabilities          1,047,957     966,644
 Long-term debt, net of current
  portions (Note 5)                      124,866         ---
Obligations under capital leases,
  net of current portion  (Note 6)        75,948      27,430
 Minority interest in subsidiary
 (Note 4)                                123,084      72,610
Deferred tax liability (Note 7)            4,600         ---

Commitments (Notes 6 and 9)

Stockholders' equity (Note 9):

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
    none issued                              ---         ---
  Common stock, $.0001 par value;
    800,000,000 authorized,
    365,117,938 shares issued and
    outstanding (2003 and 2004)           36,512      36,512
  Additional paid-in capital           1,151,547   1,151,547
  Retained earnings                      913,071     937,387
                                        ---------   ---------
    Total stockholders' equity         2,101,130   2,125,446
                                       ---------   ---------
                                     $ 3,477,585 $ 3,192,130
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-5

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004 (Restated)

                                             2003  2004 (Restated)
Revenues:                                    ----  --------------
  Sales                                 $  167,369   $  231,003
  Service contract income
   (Notes 9 & 10)                        2,686,947    2,493,470
  Parking ticket collections and
   other (Notes 9 & 10)                    217,985      389,103
                                        ----------    ---------
  Total revenues                         3,072,301    3,113,576

Costs and expenses:
  Cost of sales                             72,281       43,029
  Cost of services  (Note 3)               866,332      908,076
  Cost of parking ticket collections
   (Note 10)                               110,730      115,844
  General and administrative             1,648,091    1,946,269
  Research and development                  33,471       60,079
                                         ---------    ---------
  Total costs and expenses               2,730,905    3,073,297
                                         ---------    ---------
Income from operations                     341,396       40,279

Other income (expense):
  Loss on disposal of assets                   ---      (19,334)
  Interest income                            1,466          885
  Interest expense                         (47,079)     (32,994)
  Other income                              10,185        9,087
  Minority interest in loss of
     subsidiary (Note 4)                    19,686       70,473
                                         ---------     --------
   Total other income (expense)            (15,742)      28,117
                                         ---------     --------
Income before provision for income
  taxes                                    325,654       68,396

Provision for income taxes: (Note 7 )
  Current expense                          (39,791)     (64,680)
  Deferred expense                         (42,800)      20,600
                                         ---------     --------
Total income tax expense                   (82,591)     (44,080)
                                         ---------     --------
Net income                               $ 243,063    $  24,316
                                         =========    =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding                            365,118,000  365,118,000
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.

                         CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004 (Restated)

                                                   Additional
                               Common Stock          Paid-In        Retained
                            Shares       Amount      Capital        Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2002                 361,617,938   $   36,162  $  1,151,547     $ 670,008


Net income for the year
  ended September 30,
  2003                         ---          ---            ---        243,063
                        ----------     --------     ----------     -----------
Balance, September 30,
 2003                  365,117,938      36,512       1,151,547        913,071

Net income for the
  year ended September
  30, 2004 (Restated)         ---          ---             ---         24,316
                        ---------      -------        --------        --------
Balance, September
 30, 2004 (Restated)    365,117,938    $  36,512   $  1,151,547     $ 937,387
                       ============   =========     ==========     ==========









See accompanying notes to consolidated financial statements.






                 CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004 (RESTATED)

                                           2003   2004 (Restated)
                                           ----   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $  243,063   $  24,316
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization          497,298     567,159
   Deferred income tax expense             42,800     (20,600)
   Minority interest                      (19,686)    (70,473)
   Stock issued for by UTS for                ---      20,000
     expenses paid by shareholder
   Loss on disposal of equipment           17,068      19,334
   Changes in assets and liabilities:
     Accounts receivable                  175,898)    (38,733)
     Accounts receivable, related party    (2,883)        ---
     Inventories                           13,080      33,898
     Income taxes refundable               25,613      (9,275)
     Prepaid expenses                      60,752       2,823
     Other assets                             ---      48,375
     Accounts payable                      88,137    (103,031)
     Accrued expenses                     110,017      40,771
     Accounts payable, related party       11,000      90,867
     Income taxes payable                  21,852     (21,852)
     Deferred revenue                      23,679      (8,323)
                                          -------    --------
     Total Adjustments                    712,829     628,406
                                          -------     -------
Net cash provided by operating
  activities                              955,892     652,722
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (592,640)   (274,642)
  Increase in software licenses and
    software development costs            (93,586)   (107,986)
  Proceeds from sales of equipment         91,438      16,583
  Increase in investments in marketable
    securities                                ---    (353,837)
  Increase in deposits and other assets   (57,963)    (36,712)
                                          -------    --------
Net cash (used in) investing
  activities                             (652,751)   (756,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long term debt            320,000      84,215
  Payments on long term debt and capital
   leases                                (311,164)   (357,589)
  Increase in bank overdraft                  ---      14,465
                                         --------    --------
continued on following page
 See accompanying notes to consolidated financial statements.
                      F-8

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004 (RESTATED)

                 (continued from preceding page)

                                              2003  2004 (Restated)
                                              ----  -------------
Net cash provided by (used in) financing
   activities                                8,836   (258,729)
                                          --------   --------
Increase (decrease) in cash and
  cash equivalents                         311,977   (362,601)
Cash and cash equivalents at
     beginning of period                   357,315    669,292
                                          --------    --------
Cash and cash equivalents at end
  of period                              $ 669,292  $ 306,691
                                          ========= =========



                                             2003      2004
                                             ----      ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

 Borrowings on capital leases                87,640      5,600
                                          =========  =========

Cash paid during the year for interest    $  47,079  $  29,615
                                          =========  =========
Cash paid (refunded) during the year
  for income taxes                        $  (7,674)    70,805
                                          =========  =========


Supplemental disclosure of non-cash investing and financing activities:

During the year ended September 30, 2003, UTS entered into capital leases for the purchase of equipment in the amount of $87,640.







See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

Revenue recognition:

Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis. Revenue from the issuance of parking tickets is

               CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

recognized when collected since collectibility cannot be reliably predicted at that time. Revenue derived from professional service contracts on parking meter and lot fees collections is recognized when received.
Related costs consist mainly of Municipalities' fees, depreciation and lot rents.

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

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

Restatement of Financial Results:

In February 2005, the Company identified an error in reported revenue recognized by UTS, the Company's Puerto Rican subsidiary, which carried over to its consolidated September 30, 2004 financial statements. Certain UTS revenue from parking tickets issued to individuals, under a contract with a municipality, were previously incorrectly reported when issued. The Company restated all revenues earned on this contract because they should have been reported when the tickets were collected instead of recorded and recognized when the tickets were issued. The adjustment reduced revenue and accounts receivable by $130,170, reduced income tax expense by $15,186, and increased the minority interest in the loss by $36,448. Consolidated net income was reduced by $78,536. Additionally, unrelated to the foregoing, the Company reclassified $63,211 from accounts payable, related party, to accounts payable. The accompanying financial statements for 2004 have been restated to reflect these corrections and reclassification.

The effect of the restatement on the Company's previously issued fiscal 2004 financial statements are summarized as follows:

Consolidated Balance Sheet - September 30, 2004:

                           As Previously   Increase   As Restated
                             reported     (Decrease)
                           -------------   --------   -----------
Current Assets            $  1,101,152  $ ( 119,985) $  981,167
Other Assets                 2,205,963        5,000   2,210,963
                          ------------  -----------  ----------
  Total assets            $  3,307,115  $ ( 114,985) $3,192,130
                          ============  ===========   =========

Current Liabilities       $    966,644  $         -  $   966,644
Long term debt and
    other liabilities          136,489      (36,449)     100,040
                          ------------  -----------   ----------
                             1,103,133      (36,449)   1,066,684
Stockholders' Equity:
  Common stock                  36,512            -       36,512
  Add'l Paid in Capital      1,151,547            -    1,151,547
  Retained Earnings          1,105,923      (78,536)     937,387
                          ------------  -----------   ----------
  Total Liabilities
   and stockholders'
   equity                 $  3,307,115  $  (114,985) $ 3,192,130
                          ============  ===========  ===========


Consolidated Statement of Income for year ended September 30, 2004:

Revenues                  $  3,243,746   $ (130,170) $ 3,113,576
Cost and Expenses            3,073,297            -    3,073,297
                          ------------   ----------  -----------
 Income from operations        170,449     (130,170)      40,279
 Other income (expense)         (8,331)      36,448       28,117
                          ------------   ----------  -----------
 Income before provision
   for income taxes            162,118      (93,722)      68,396
  Income tax expense           (59,266)      15,186      (44,080)
                          ------------   ----------   ----------
  Net income              $    102,852   $  (78,536)  $   24,316
                          ============   ==========   ==========
  Basic and diluted
   net income per share   $          *   $        *   $        *
                          ============   ==========   ==========
*$ less than .01 per share

Consolidated statement of Stockholders' Equity for year ended
September 30, 2004:

Balance at September 30,
  2003                    $    913,071   $        -    $ 913,071
 Net income for the
  year ended September
  30, 2004                     102,852      (78,536)      24,316
                          ------------   ----------    ---------
                          $  1,015,923   $  (78,536)   $ 937,387
                          ============   ==========    =========

2.  Inventories

Inventories consist of the following at September 30:

                                   2003       2004
                                   ----       ----

  Finished goods                $  21,521     25,157
  Work in process                   4,563     15,863
  Purchased parts and supplies    109,353     60,519
                                ---------  ---------
                                $ 135,437  $ 101,539
                                =========  =========
3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2003 and 2004, commissions of $2,278 and
$2,773 have been paid under this agreement, respectively.

As of September 30,2003 and 2004, the following are the related party account balances:
                               2003        2004 (Restated)
                               ----        --------------
Accounts receivable,
   related party                 $ 30,019     $  30,019
                                 =========    =========
Accounts payable,
 related party                   $ 11,000     $  38,656
                                 =========    =========

               CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

                  CLANCY SYSTEMS INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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
                                    ===========    ==========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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
                               ===========     ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

7.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2003     2004 (RESTATED)
                                 ----     --------------
Non-current deferred tax
   assets                     $  68,400       96,200
Non-current deferred tax
  liabilities                   (73,000)     (80,200)
                              ---------    ---------
Net non-current deferred
   taxes                     $   (4,600)      16,000
                             ===========  ===========
Deferred tax assets:
  Loss on equity investment  $   30,900   $   80,700
  Section 263A capitalization    28,500       15,500
  Website acquired from
  shareholder                     9,000            -
                             ----------     --------
                                 68,400       96,200
Deferred tax liabilities:
 Depreciation and amortization  (73,000)     (80,200)
                             ----------     --------
Net non-current deferred
 taxes                        $ (4,600)    $  16,000
                           ============   ============


The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:
                         For the years ended September 30,
                                2003         2004 (Restated)
                                ----         --------------
Income tax expense at
  the statutory rate        $ 110,722        $  23,255
State and local income
  taxes, net of federal
  income tax benefit            9,951            9,481
Nondeductible expenses          1,306            1,921
Other                         (12,053)           9,423
                            ---------        ---------
                            $  82,591        $  44,080
                            =========        ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

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

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2003           2004
                                  ----           -----
Equipment under service
  contracts                   $ 1,122,573     $ 1,109,892
Less accumulated
   depreciation                  (715,605)       (792,942)
                              -----------      ----------
                              $   406,968     $   316,950
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

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2004 (RESTATED)
                           (continued)

11.  Sales by Geographic Region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2003        2004 (Restated)
                                ----        --------------
United States              $1,920,369        $ 1,937,476

Puerto Rico                $1,096,872        $ 1,106,186

Canada                       $ 55,060        $    69,914
                           ----------        -----------
Total                      $3,072,301         $3,113,576
                           ==========         ==========