Form 10QSB/A
period 2004-06-06
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-06-07
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-QSB/A

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
                         INDEX

	                                                Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheet - September 30, 2003
and June 30, 2004 (unaudited)                          2 and 3

Consolidated Statement of Income - For the Three
  Months Ended June 30, 2003 and 2004 (unaudited)        4

Consolidated Statement of Income - For the Nine
 Months Ended June 30, 2003 and 2004 (unaudited)         5

Consolidated Statement of Stockholders' Equity - For
 the Nine Months Ended June 30, 2004 (unaudited)         6

Consolidated Statement of Cash Flows - For the Nine
  Months Ended June 30, 2003 and 2004 (unaudited)	 7

Notes to Unaudited Consolidated Financial Statements     8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                     12

PART II.   OTHER INFORMATION                             21

Item 1.  Legal Proceedings                               21

Item 3.  Controls and Procedures                         22

Item 6.  Exhibits and Reports on Form 8-K                22

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
         September 30, 2003 and June 30, 2004 (Restated)

                                ASSETS

                                          September        June
                                                       (unaudited)
                                                        (Restated)
Current assets:                           ---------        ----
  Cash, including interest bearing
      accounts                          $   669,292    $   560,025
  Marketable Securities                         ---        400,000
  Accounts receivable, net                  488,361        480,562
  Accounts receivable, related party
      (Note 3)                               30,019         30,019
  Income tax refund receivable                9,450          9,450
  Inventories (Note 2)                      135,437        105,830
  Prepaid expenses                           77,389         54,505
                                         ----------     ----------
    Total current assets                  1,409,948      1,640,391

Furniture and equipment, at cost:
  Office furniture and equipment            269,523        286,554
  Equipment under service contracts       2,109,045      2,288,079
  Leasehold improvements                     96,604         96,604
  Equipment and vehicles under capital
    leases                                  439,286        413,351
                                         ----------      ---------
                                          2,914,458      3,084,588
  Less accumulated depreciation          (1,328,226)    (1,693,641)
                                         ----------      ---------
    Net furniture and equipment           1,586,232      1,390,947

Other assets:
  Deposits and other                         76,028         60,711
  Goodwill                                  225,214        225,214
  Software development costs, net of
   accumulated amortization                 180,163        207,455
                                         ----------      ---------
   Total other assets                       481,405        493,380
                                         ----------      ---------
                                        $ 3,477,585    $ 3,524,718
                                        ===========    ===========






See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
     September 30, 2003 and June 30, 2004 (Restated)

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                      September       June
                                                   (unaudited)
                                                   (Restated)
Current liabilities:                  ---------       ----
  Accounts payable                  $   229,229   $  460,463
  Accrued expenses                      276,176      305,948
  Accounts payable, related party
      (Note 3)                           11,000          ---
  Income taxes payable                   21,852       13,891
  Current portion of long term debt     250,197      232,840
  Current portion of obligations
   under capital leases                 125,102        7,252
  Deferred revenue                      134,401      131,516
                                     ----------    ---------
    Total current liabilities         1,047,957    1,151,910

Long-term debt, net of current
  portions                              124,866       28,110
Obligations under capital leases,
  net of current portion                 75,948       63,847
Minority interest in subsidiary         123,084       95,400
Deferred income taxes payable (Note 4)    4,600        1,365

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                             ---          ---
Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                          36,512       36,512
  Additional paid-in capital          1,151,547    1,151,547
  Retained earnings                     913,071      996,027
                                      ---------    ---------
    Total stockholder's equity        2,101,130    2,184,086
                                      ---------    ---------
                                    $ 3,477,585  $ 3,524,718
                                    ===========  ===========






See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
 For the three months ended June 30, 2003 and 2004 (Restated
                    (unaudited)
                                   June           June
                                   2003       2004 (Restated)
Revenues:                          ----           ----
 Sales                         $    51,539   $    86,892
  Service contract income          785,577       622,221
  Parking ticket collections and
   other                           135,077        89,660
                               -----------   -----------
  Total revenues                   972,193       798,773

Costs and expenses:
  Cost of sales                     27,912         2,696
  Cost of services                 188,693       211,088
  Cost of parking ticket
    collections                     21,337        23,643
  General and administrative       482,066       547,855
  Research and development           6,421        11,236
                               -----------    ----------
   Total costs and expenses        726,429       796,518
                               -----------    ----------
Income from operations             245,764         2,255

Other income:
  Other income                       1,600         2,987
  Interest income                      448           163
  Interest expense                 (11,768)      (14,331)
  Minority interest in (income)
    loss of subsidiary               5,252        30,048
                               -----------    ----------
   Total other income (expense)     (4,468)      (18,867)
                               -----------    ----------
Income before provision for
  income taxes                     241,296        21,122

Provision for income taxes:
  Current expense                   78,260        17,871
  Deferred expense                  13,050          (505)
                               -----------     ---------
   Total income tax expense         91,310        17,366
                               -----------     ---------
Net income                     $  149,986    $     3,756
                               ===========     ==========
Basic net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME
  For the nine months ended June 30, 2003 and 2004 (Restated)
                          (unaudited)
                                    June          June
                                    2003     2004 (Restated)
Revenues:                           ----          ----
  Sales                        $   123,206   $    191,742
  Service contract income        2,046,901      1,958,892
  Parking ticket collections
    and other                      249,497        252,305
                               -----------    -----------
  Total revenues                 2,419,604      2,402,939

Costs and expenses:
  Cost of sales                     70,356         24,209
  Cost of services                 513,012        695,879
  Cost of parking ticket
    collections                     86,201         95,131
  General and administrative     1,296,495      1,401,722
  Research and development          23,463         39,126
                               -----------    -----------
   Total costs and expenses      1,989,527      2,256,067
                               -----------    -----------
Income from operations             430,077        146,872

 Other income (expense):
  Other income (expense)           (16,119)         3,691
  Interest income                    1,329            548
  Interest expense                 (34,403)       (29,896)
  Minority interest in (income)
    loss of subsidiary               8,159         27,683
                               -----------     ----------
   Total other income (expense)    (41,034)         2,026
                               -----------     ----------
Income before provision for
  income taxes                     389,043        148,898

Provision for income taxes:
  Current expense                  108,304         69,177
  Deferred expense                  39,150         (3,235)
                                ----------      ---------
   Total income tax expense        147,454         65,942
                                ----------      ---------

    Net income                   $  241,589     $   82,956
                                ==========      =========
Basic net income per common
 share                          $        *     $        *
                                ==========     ==========
Weighted average number of
  shares outstanding           365,118,000    365,118,000
                               ===========    ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         For the nine months ended June 30, 2004 (Restated)
                       (Unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2003    365,117,938     $  36,512   $   1,151,547     $    913,071

Net income for the
  nine months ended
  June 30, 2004
    (Restated)                ---           ---             ---           82,956
                      -----------     ---------       ----------      ----------
Balance, June 30,
  2004 (Restated)     365,117,938     $  36,512    $   1,151,547    $    996,027

                      ===========     =========    =============     ===========















      See accompanying notes to consolidated financial statements.
                        -6-

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the nine months ended June 30, 2003 and 2004 (Restated)
                          (unaudited)



                                          June 30,       June 30,
                                            2003      2004 (Restated)
                                          -------        -------
Cash flows from operating activities:
 Net income                             $   241,589   $    82,956
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           369,128       422,673
   Deferred income tax expense               39,150        (3,235)
   Minority interest                         (8,160)      (27,684)
   Changes in assets and liabilities:
     Accounts receivable                   (303,430)        7,799
     Inventories                             26,176        29,607
     Income taxes refundable                 35,063           ---
     Prepaid expenses                        83,913        35,674
     Accounts payable                       (39,542)      231,234
     Accounts payable, related party            ---       (11,000)
     Accrued expenses                        92,747        29,772
     Income taxes payable                   113,526        (7,961)
     Deferred revenue                       (30,394)       (2,885)
                                         ----------     ---------
     Total adjustments                      378,177       703,994
                                         ----------     ---------
    Net cash provided by operating
      activities                            619,766       786,950
                                         ----------     ---------
Cash flows from investing activities
  Acquisition of furniture and equipment   (494,891)     (170,130)
  Purchase of marketable securities             ---      (400,000)
  Increase in software licenses and
    software development costs              (68,585)      (82,023)
  Increase in deposits and
    other assets                            (55,750)          ---
                                         ----------     ---------
    Net cash used in investing
      activities                           (619,226)     (652,153)
                                         ----------     ---------
Cash flows from financing activities:
  Borrowings on notes payable and capital
     leases                                 288,500            ---
  Payments on notes payable and capital
   leases                                   (87,183)      (244,064)
                                         ----------     -----------
    Net cash provided by financing
      activities                            201,317       (244,064)
                                         -----------    -----------
    Increase (decrease) in cash and
       cash equivalents                     201,857        (109,267)


    Cash and cash equivalents at beginning
      of period                             357,315         669,292
                                         ----------     -----------
    Cash and cash equivalents at end
       of period                         $  559,172      $  560,025
                                         ==========       ==========


See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2004 (Restated)

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

Restatement of Financial Results

The Company has discovered an error in the amount of revenue recognized by Clancy's Puerto Rican subsidiary, UTS, as it affects the Company's consolidated June 30, 2004 financial statements. In addition, the Company identified that it also did not record payables to clients for recent remit-online collections. The result of the correction is that receivables are reduced by $84,970, accounts payable increased by $223,343, and revenue is decreased by $308,314. Additionally, income taxes and minority interest was adjusted accordingly.

Consolidated Balance Sheet

                            As Previously  Increase   As Restated
                              Reported    (Decrease)
                            -------------  --------   -----------
Current Assets               $ 1,725,361  $ (84,970)  $  1,640,391
Other Assets                   1,884,327          -      1,884,327
                             -----------  ---------   ------------
  Total assets               $ 3,609,688  $ (84,970)  $  3,524,718
                             ===========   =========  ============

Current Liabilities          $ 1,023,848  $ 128,062   $  1,151,910
Long term debt and
 other liabilities               218,545    (29,823)       188,722
                             -----------  ---------   ------------
                               1,242,393     98,939      1,340,632

Stockholders' Equity
  Common stock                    36,512          -         36,512
  Additional paid in capital   1,151,547          -      1,151,547
  Retained earnings            1,179,236   (183,209)       996,027
                             -----------  ---------   ------------
   Total liabilities and
    stockholders' equity     $ 3,609,688  $ (84,970)  $  3,524,718
                             ===========  =========   ============

Consolidated Statement of Income

Total Revenues               $ 2,711,252  $(308,313)  $  2,402,939
Cost and Expenses              2,256,067          -      2,256,067
                             -----------  ---------   ------------
 Income from operations          455,185   (308,313)       146,872
Other income (expense)           (27,796)    29,822          2,026
                             -----------  ---------   ------------
Income before provision
  for income taxes               427,389   (278,491)       148,898
Total income tax expense        (161,224)    95,282        (65,942)
                             -----------   --------    ------------
  Net Income                 $   266,165  $(183,209)   $    82,956
                             ===========   ========    ===========

Consolidated Statement of Stockholder's Equity

Balance at September 30, 2003  $  913,071   $        -   $  913,071
Net Income at June 30, 2004
  (Restated)                      266,165     (183,209)      82,956
                               ----------   ----------   ----------
  Balance at September 30,
   2004                        $ 1,179,236   $ (183,209)  $  996,027
                               ============ ==========   ==========


2.	Inventories

Inventories consist of the following at:
                                     September 30,    June 30,
                                          2003          2004
                                     ------------   ------------

Finished goods                         $ 21,521      $  15,107
Work in process                           4,563         35,250
Purchased parts and supplies            109,353         55,473
                                       --------      ---------
                                       $135,437       $105,830
                                       ========       ========

            CLANCY SYSTEMS INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    JUNE 30, 2004 (Restated)

3.  Related Party Transactions

    Related party account balances consist of the following
    at:
                               September          June
                                  2003            2004
                               -------            ----
    Accounts receivable,
        related party         $  30,019        $  30,019
    Accounts payable,         =========        =========
        related party         $  11,000        $       0
                              =========        =========
Accounts receivable, related party is due from Pan American Parking Solutions, Inc. which is a company formerly owned by the former President of UTS.

Accounts payable, related party was due to Pan American
Products, a company owned by the current president of UTS, which was paid during the quarter ended March 31, 2004.

4.	Income taxes

The provision for income taxes for the three and nine months ended June 30, 2003 and 2004 is based on the expected tax rate for the year.

As of September 30, 2003 and June 30, 2004, net deferred tax assets and liabilities are as follows:
                                     September 30,   June 30,
                                        2003            2004
                                        ----            ----
    Deferred tax assets             $  68,400        $  120,700
    Deferred tax liabilities          (73,000)         (121,650)
                                    ---------         ----------
                                    $ ( 4,600)       $   (1,365)
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2004, the Company had consolidated working capital of $488,481 derived primarily from contract sales and contract service, as compared to $361,991 at September 30, 2003. At June 30, 2004 the components of working capital were $1,172,586 for Clancy and working capital deficit of ($684,105) for UTS compared to $1,007,082 for Clancy and $(645,091) for UTS at September 30, 2003.

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


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
2004 AND 2003

REVENUES. From the quarter ended June 30, 2003 to the quarter ended June 30, 2004, consolidated revenues decreased by $173,420 or 17.8% from $972,193 to $798,773. For Clancy only, revenues decreased $117,582 or 17.7%, from $661,665 to $544,083. For UTS, revenues decreased by $55,838 or 17.9% from $310,528 to $254,690. Clancy's remit-online.com service has processed 27,551 transactions totaling $1,202,822 for the quarter ended June 30, 2004.

Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of revenues flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of income.

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

NET INCOME. For the quarter ended June 30, 2004, the Company reported net income of $3,756 compared to $149,986 for the quarter ended June 30, 2003.

The primary reason for the decrease in net income of $146,230 is the increase in cost of services which are discussed above and a decrease in revenues.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004
AND 2003 REVENUES.  From the nine months ended June 30,
2003 to the nine months ended June 30, 2004 revenues decreased by $16,665 from $2,419,604 to $2,402,939. For Clancy only, revenues increased $166,042 or 10.3%, from $1,605,486 to $1,771,528.
For UTS, revenues decreased $182,707 or 22.4% from $814,118 to $631,411. The decrease in revenues is due to the restatement of ticket revenues not collected and reported as accounts receivable.


COST OF SERVICES. From the nine months ended June 30, 2003 to the nine months ended June 30, 2004, cost of services increased by $182,867 or 35.6% from $513,012 to $695,879 for the Company.
Cost of services as a percentage of service contract income was 25.1% for the 2003 nine months and 30.7% for the 2004 nine months.

For Clancy only, the cost of services was $573,530 for the nine months ended June 30, 2004 compared to $460,737 for the comparable period of 2003. The increase of $112,793 or 24.5% is primarily due to an increase in depreciation expense, new clients, and supply costs. The Company has gone from a 5 year straight line depreciation to a 3 year straight line depreciation. Cost from the Company's paper suppliers has increased. Also, the Company is also providing its Palmtype keypads and digital cameras to clients. As these items individually are less than $250 each (the Palmtypes cost the Company $60 to build and digital cameras average between $25 and $100), they are expensed and not capitalized. Cost of services as a percentage of service contract income was 37.4% for the 2003 nine months and 43.2% for the 2004 nine months. The company anticipates this cost of service to increase as it continues to convert the balance of Clancy's clients to the newer hardware system.

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

GENERAL AND ADMINISTRATIVE. Consolidated general and administrative expenses increased by $105,227 or 8.12% from $1,296,495 to $1,401,722 for the nine months ended June 30, 2004 and 2003. For Clancy, general and administrative expenses increased $51,161 or 9.1% from $564,774 to $615,935 and UTS increased $54,066 or 7.39% from $731,721 to
$785,787. The increase in general and administrative costs for the Company is primarily due to the increase in directors and officers insurance, legal fees, accounting, and other professional services, increased salaries and related expenses of expanding operations and increases due to more stringent and comprehensive securities laws and corporate governance requirements under Sarbanes-Oxley Act of 2002.

NET INCOME. For the nine months ended June 30, 2004, the Company reported net income of $82,956 compared to $241,589 for the nine months ended June 30, 2003.

The primary reasons for the decrease in net income of $183,209 are the decrease in service contract revenues and an increase in cost of services of services for both Clancy and UTS which are discussed above. UTS also had legal expenses related to transactions and activities incurred by the prior management.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999.
UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. UTS loans to its primary bank and private lender are being paid back by the UTS cash flows. (UTS secured a loan through the Company's primary bank, however the Company has no obligation on the loan) The loan is secured by UTS assets. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS.

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

TRENDS AND CONDITIONS

he Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

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

UTS has funded its operations primarily by cash flows and bank debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will improve its operations for the year ending September 30, 2004.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $350,000 per month in transactions. The Company has observed a continuing increase in activity monthly. (The Company generates revenue from Remit-online.com based on a per transaction fee.)

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

       None
                                -22-

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2005	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                    and Chief Executive Officer