Form 10QSB
period 2005-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2005-08-19
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 19, 2005 is 365,117,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes      No   X

               CLANCY SYSTEMS INTERNATIONAL, INC.
                         INDEX

	                                                  Page No.

PART I.	FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September
 30, 2004 and June 30, 2005 (unaudited)                  2 and 3

Condensed Consolidated Statement of Income - For the
 Three Months ended June 30, 2004 and 2005 (unaudited)      4

Condensed Consolidated Statement of Income - For the
  Nine Months Ended June 30, 2004 and 2005 (unaudited)      5

Condensed Consolidated Statement of Stockholders'
  Equity - For  the Nine Months Ended June 30, 2005
 (unaudited)                                                6

Condensed Consolidated Statement of Cash Flows -
 For the Nine Months Ended June 30, 2004 and 2005
  (unaudited)	                                          7

Notes to Unaudited Consolidated Financial Statements        9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                        11

Item 3.  Controls and Procedures                            18

PART II.   OTHER INFORMATION                                19

Item 1.  Legal Proceedings                                  19

Item 6.  Exhibits and Reports on Form 8-K                   19

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                ASSETS
                                                 September      June
                                                 30, 2004      30, 2005
Current assets:                                  --------      -------
 Cash and cash equivalents                    $   306,691    $  603,870
 Accounts receivable, net of allowance
  for doubtful accounts of $10,000                449,628       480,054
 Accounts receivable, related party
      (Note 3)                                     30,019             -
 Income tax refund receivable                      18,724         5,453
 Inventories (Note 2)                             101,539        96,159
 Prepaid expenses, current portion                 74,566        60,041
                                               ----------      --------
    Total current assets                          981,167     1,245,577

Furniture and equipment, at cost:
 Office furniture and equipment                   322,137       322,947
 Computers and Equipment
   under service contracts                      2,058,386     2,583,738
 Leasehold improvements                            98,936        98,935
 Equipment and vehicles under capital
    leases                                        467,221             -
                                                ---------     ---------
                                                2,946,679     3,005,260
  Less accumulated depreciation                (1,604,762)   (1,880,392)
                                                ---------     ---------
    Net furniture and equipment                 1,341,917     1,125,228

Other assets:
 Deferred tax asset                                16,000         7,200
 Investment in marketable securities              353,837       451,162
 Deposits and other                                60,125        36,489
 Goodwill                                         225,214       225,214
 Software development costs, net of
   accumulated amortization                       213,870       216,640
                                                ---------      --------
   Total other assets                             869,046       936,705
                                                ---------      --------
                                              $ 3,192,130   $ 3,307,510
                                              ===========   ===========






      See accompanying notes to consolidated financial statements.
                              F-2

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September     June
                                              30, 2004     30, 2005
Current liabilities:                          --------     -------
 Accounts payable                           $  189,409  $  179,320
 Accrued expenses                              316,947     364,389
 Accounts payable, related party
    (Note 3)                                    38,656           -
 Bank overdraft                                 14,645           -
 Income taxes payable                                -      13,923
 Current portion of long term debt             239,449      30,358
 Current portion of obligations
   under capital leases                         41,460      26,041
 Deferred revenue                              126,078     120,145
                                             ---------    --------
    Total current liabilities                  966,644     734,176

Long term debt                                       -     265,000
Obligations under capital leases,
  net of current portion                        27,430           -
Minority interest in subsidiary                 72,610      30,196

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                      -           -
Common stock, $.0001 par value;
    800,000,000 shares authorized,
    365,117,938 shares issued and
    outstanding                                 36,512       36,512
  Additional paid-in capital                 1,151,547    1,151,547
  Retained earnings                            937,387    1,090,079
                                             ---------    ---------
    Total stockholders' equity               2,125,446    2,278,138
                                             ---------    ---------
                                           $ 3,192,130  $ 3,307,510
                                           ===========  ===========




     See accompanying notes to consolidated financial statements.

           CLANCY SYSTEMS INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended June 30, 2004
                    and June 30, 2005
                         (Unaudited)

                                    June         June
                                   30, 2004     30, 2005
Revenues:                          --------     --------
 Sales of goods                $    86,892  $     29,849
 Service contract income           622,221       648,285
 Parking ticket and permit
   operations                       89,660        82,126
                               -----------   -----------
  Total revenues                   798,773       760,260
Costs and expenses:
  Cost of sales                      2,696         8,448
  Cost of services                 211,088       204,649
  Cost of parking ticket
    and permit operations           23,643        21,356
  General and administrative       547,855       538,811
  Research and development          11,236        16,601
                               -----------    ----------
   Total costs and expenses        796,518       789,865
                               -----------    ----------
Income (loss) from operations        2,255       (29,605)
Other income:
  Interest income                      163           643
 Interest expense                  (14,331)       (2,287)
  Other Income                       2,987             -
  Minority interest in (income)
    loss of subsidiary              30,048        32,717
                               -----------    ----------
   Total other income (expense)     18,867        31,072
                               -----------    ----------
Income (loss) before provision
  for income taxes                  21,122         1,467

Provision for income taxes:
  Current expense benefit           17,871        (2,283)
  Deferred expense (benefit)          (505)       (6,000)
                               -----------     ---------
   Total income tax expense         17,366        (8,283)
                               -----------     ---------
Net income                     $     3,756    $    9,750
                               ===========     ==========
Basic and diluted
 net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Nine Months Ended June 30, 2004
                    and June 30, 2005
                         (Unaudited)
                                     June        June
                                   30, 2004     30, 2005
Revenues:                          --------     --------
 Sales of goods                $   191,742  $    110,358
 Service contract income         1,958,892     1,875,503
 Parking ticket and permit
   operations                      252,350       335,689
                               -----------   -----------
  Total revenues                 2,402,939     2,321,550
Costs and expenses:
  Cost of sales                     24,209        53,039
  Cost of services                 695,879       557,299
  Cost of parking ticket
    and permit operations           95,131        71,380
  General and administrative     1,401,722     1,412,168
  Research and development          39,126        45,020
                               -----------    ----------
   Total costs and expenses      2,256,067     2,138,906
                               -----------    ----------
Income from operations             146,872       182,644
Other income:
  Interest income                      548        8,737
 Interest expense                  (29,896)     (13,770)
  Other Income                       3,691            -
  Minority interest in (income)
    loss of subsidiary              27,683       42,372
                               -----------    ----------
   Total other income (expense)      2,026       37,338
                               -----------    ----------
Income (loss) before provision
  for income taxes                 148,898      219,982
Provision for income taxes:
  Current expense                   69,177       58,490
  Deferred expense (benefit)        (3,235)       8,800
                               -----------     ---------
   Total income tax expense         65,942       67,290
                               -----------     ---------
Net income                     $    82,956    $ 152,692
                               ===========    ==========
Basic and diluted
 net income per common
 share                         $        *    $         *
                               ==========    ===========
Weighted average number of
  shares outstanding          365,118,000    365,118,000
                              ===========    ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended June 30, 2005
                               (Unaudited)

                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2004
                     365,117,938     $  36,512   $   1,151,547    $   937,387

Net income for
  the nine months
  ended June 30,
  2005                        ---           ---             ---        152,692
                      -----------     ---------       ----------      ----------
Balance, June
   30, 2005           365,117,938     $  36,512    $   1,151,547   $ 1,090,079

                      ===========     =========    =============    ===========







See accompanying notes to consolidated financial statements.
                         F-6

               CLANCY SYSTEMS INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended June 30, 2004 and 2005
                          (Unaudited)

                                            June          June
                                          30, 2004      30, 2005
                                          -------        -------
Cash flows from operating activities:
 Net income                             $   82,956    $   152,692
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           422,673       373,541
   Deferred income tax expense               (3,235)        8,800
   Minority interest                        (27,684)      (42,414)
   Changes in assets and liabilities:
     Accounts receivable                      7,799       (30,426)
     Accounts receivable related party            -        30,019
     Inventories                             29,607         5,380
     Income taxes refundable                      -        13,271
     Prepaid expenses                        35,674        14,525
     Accounts payable                       231,234       (10,089)
     Accrued expenses                        16,921        47,422
     Accounts payable, related party        (11,000)      (38,656)
     Income taxes payable                    (7,961)       13,923
     Deferred revenue                        (2,885)       (5,933)
                                         ----------     ---------
     Total adjustments                      703,994       379,293
                                         ----------     ---------
    Net cash provided by operating
      activities                            786,950       531,985
                                         ----------     ---------
Cash flows from investing activities
  Acquisition of furniture and equipment   (170,130)      (93,152)
  (Increase) in software licenses and
    software development costs              (82,023)      (62,803)
  (Increase) in investments in marketable
    securities                             (400,000)      (97,325)
  Increase in deposits and
    other assets                                  -        20,059
                                         ----------     ---------
    Net cash (used) in investing
      activities                           (652,153)     (233,221)
                                         ----------     ---------
Cash flows from financing activities:
  Issuance of notes payable                       -       284,938
  Payments on long term debt and capital
    leases                                 (244,064)     (271,878)
  (Decrease) in bank overdraft                    -       (14,645)
                                         ----------     -----------

 Net cash (used) in financing
      activities                           (244,064)      (1,585)
                                         -----------    -----------

Increase (decrease) in cash and
       cash equivalents                    (109,267)       297,179


    Cash and cash equivalents at beginning
      of period                             669,292        306,691
                                         ----------      -----------
    Cash and cash equivalents at end
       of period                         $  560,025     $  603,870
                                         ==========     ==========


       See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2005

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International,Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2004.

The Company's 72%-owned subsidiary, Urban Transit Solutions, Inc. ("UTS") is incorporated in Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. The Company has consolidated the financial results of UTS with those of the Company for the three and nine months ended June 30, 2004 and 2005. All significant inter company transactions and balances have been eliminated.

2. Inventories

   Inventories consist of the following:
                                           September      June
                                            30, 2004     30,2005
                                           ---------     -------

       Finished Goods                     $  25,157   $   15,064
       Work in Process                       15,863       27,032
       Purchased parts and supplies          60,519       54,063
                                         ----------   ----------
                                          $ 101,539   $   96,159
                                         ==========   ==========

                                         F-9
<PAGE



3. Related party transactions
   Related party account balances consist of the following at:

                                           September     June
                                            30, 2004    30,2005
                                         -----------   --------

Accounts receivable, related party       $    30,019  $       -
                                         ===========  =========
Accounts payable, related party          $    38,656  $       -
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

4. Income taxes

The provision for income taxes for the three and nine months ended June 30, 2004 and 2005 is based on the expected rate for the tax year.

The components of the Company's deferred net tax assets and liabilities are as follows:

                                                September        June
                                                 30, 2004      30, 2005
                                             -----------       --------

      Non-current deferred tax assets          $  177,400     $  160,300
      Non-current deferred tax liabilities       (161,400)      (153,100)
                                              -----------     ----------
        Net non-current deferred tax assets   $    16,000    $     7,200
                                              ===========    ==========

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


LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2005, the Company had consolidated net working capital of $511,401 derived primarily from cash flow from contract sales and contract service revenue. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to sustain operations in the forth-coming annual operating cycle.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
2005 AND 2004

REVENUES. From the quarter ended June 30, 2004 to the quarter ended June 30, 2005 revenues decreased by $38,513 or 5% from $798,773 to $760,260. Management believes this has to do with the timing of its clients' ticket purchases under contractand not a decrease in overall business. Clancy's Remit-online.com service has processed 36,155 transactions totaling $1,436,152 for the quarter ended June 30, 2005. Revenues are based on a per transaction fee less bank processing costs.

The gross amount of cash, less amounts due to the client, flowing through Remit-online.com is presented as revenue based on SEC Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 99-19. In other words, the Company recognizes only its pro-rata share of the revenue proceeds in the statements of operations.
                                      -11-

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

COST OF SERVICES AND SALES. From the three month quarter ended June 30, 2004 to the three month quarter ended June
30, 2005, cost of services decreased by $6,439 or 3% from $211,088 to $206,649 for the Company. Cost of services were down in relation to the ticket sales being down slightly. Cost of services as a percentage of service contract income was 33.9% for the 2004 quarter and 31.6% for the 2005 quarter. Cost of sales of goods include manufacturing, labor and shipping. These costs reflect some seasonal planning for manufacturing particularly necessary for the Denver Boot. The cost of operations of permit and ticket programs where the Company is actually the facilities manager also reflects some seasonal cost variations.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $11,236 to $16,601 or 48%, from the quarter ended June 30, 2004 to 2005. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $9,044 or 2% from $547,855 to $538,811 for the three month quarter ended June 30, 2004 and 2005, respectively.

NET INCOME. For the quarter ended June 30, 2005, the Company reported net income of $9,750 compared to net income of $3,756 for the quarter ended June 30, 2004.

COMPARISON RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND
JUNE 30, 2004

REVENUES. From the nine months ended June 30, 2004 to the nine months ended June 30, 2005 revenues decreased by $81,389 or 3% from $2,402,939 to $2,321,550. Management believes this has to do with the timing of its clients' ticket purchases under contact and not a decrease in overall business. Service contract revenues are generated based on a per transaction fee. The gross amount of cash, less amounts due to the client, flowing through Remit-online.com is presented as revenue based on SEC Staff Accounting Bulletin No. 104 and Emerging Issues
Task Force No. 99-19. In other words, the Company recognizes only its pro-rata share of revenue proceeds from each transaction as revenue in the statements of operations.
                             -12-

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

COST OF SERVICES AND SALES.  From the nine months ended
June 30, 2004 to the nine months ended June 30, 2005, cost of services decreased by $138,580 or 20% from $695,879 to $557,299 for the Company. Cost of services as a percentage of service contract income was 35.5% for the 2004 nine months and 29.7% for the 2005 nine months. Cost of sales of goods include manufacturing, labor and shipping. These costs reflect some seasonal planning for manufacturing particularly necessary for the Denver Boot. The cost of operations of permit and ticket programs where the Company is actually the facilities manager also reflects some seasonal cost variations.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $39,126 to $45,020 or 15% from the nine months ended June 30, 2004 to 2005. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $10,446 or 1% from $1,401,722 to $1,412,168 for the nine months ended June 30, 2004 and 2005, respectively.
This increase in General and Administrative expenses reflects some additional accounting costs, which pertain primarily to the UTS operations.

NET INCOME. For the nine months ended June 30, 2005, the Company reported net income of $152,692 compared to net income of $82,956 for the nine months ended June 30, 2004.

The Company's business is a transaction based business.
As the Company gears itself to more business activities related to transactional activity, it will not necessarily increase overhead as infrastructure costs to process transactions do not vary significantly.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. A concentrated effort will be made for "Park-by-phone". The Company is currently manufacturing its printer in a new and smaller case. All current customers will receive the upgrade model within the next 6 months.

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the size and weight of the printers.

During 2001 and 2002, the Company began manufacturing a new printer board to interface to Palmhandheld devices. It incorporates a state-of-the-art print mechanism, light weight battery technology, and flat forms. The Company has also developed a keyboard cradle for Palm devices. The Palm keyboard has a 45 key full alpha/numeric keypad with function keys and assignable function keys.

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

URBAN TRANSIT SOLUTIONS, INC (UTS)

Between 1998 and 1999, the Company loaned UTS, its 72%-owned Puerto Rican subsidiary, a total of $500,000. UTS has been generating revenue since August 1998 from ticket issuance, meter collections and parking lot fees from Cauguas, a major client. The recent settlement of ownership issue between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS.

In June, 2003, UTS management was replaced. The new management team has taken an assertive approach in managing operations, cash flows and containing costs. It is expected that UTS operations will be profitable during fiscal 2005.

UTS has funded its operations primarily by loans and cash flows from operations. In February, 2005, Urban Transit Solutions consolidated its outstanding interest-bearing debt and capital leases with a $300,000 zero coupon 2 year loan from Salem Capital Group, Inc., an unrelated entity. The loan was recorded net of an implicit interest discount at $265,000. It matures at February 28, 2007 and accretes implicit interest of 6.5%.

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

The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer product shall continue to require a large capital commitment.
                               -15-

With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues as a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover, enforcement and accountability of parking revenues is imperative.

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

Internal and external sources of liquidity

Overall, the Company generated net cash flows of $297,179 in the nine months ended June 30, 2005 compared to a net use from all sources of $109,267 in the comparable 2004 period. Cash at June 30, 2004 and 2005 was $306,691 and $603,870 respectively. Net cash from operations decreased from $786,950 to $531,985 for the nine months ended June 30, 2004 and 2005, respectively. This was primarily due to the significant use of accounts payable in 2004 to fund operations. Net cash used in investing activities decreased from $652,153 to $233,221 in the nine months ended June 30, 2004 and 2005, respectively.

While the amounts are somewhat similar, in fiscal 2004 the Company primarily invested cash in equipment but in fiscal 2005 invested cash into marketable securities (bonds).

Net cash flows used by financing activities were $244,064 and $1585 in the nine months ended June 30, 2004 and 2005, respectively. In fiscal 2004 the Company solely repaid debt and lease obligations while in fiscal 2005, the Company restructured its debt by borrowing $265,000 and repaid various debt obligations.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development.
The Company anticipates having sufficient working capital to sustain operations in the forthcoming annual operating cycle.

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

In addition, for Clancy, outstanding ticket fines of approximately $400,000 and for UTS, outstanding ticket fines of approximately $253,703, have not been recognized as revenue at June 30, 2005 based on the guidelines of SEC Staff Accounting Bulletin No. 104.

CRITICAL ACCOUNTING POLICIES

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact of any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results.

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

COMPUTER SOFTWARE. Costs incurred prior to establishment of the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the greater of the remaining estimated economic life of the product (generally 5 years) or the estimate of current and future revenues for the related product.

GOODWILL.  On January 1, 2002, the Company adopted Statement of
Financial Accounting Standards No. 142(SFAS 142), Goodwill and
Intangible Assets, which clarifies the accounting for goodwill and intangible assets.Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested annually for impairment and in the event of other adverse indicators.

Chat Room Disclaimer

This forum of exposure to publicly traded companies presents a venue for the public to inquire about companies from other individuals as well as post opinions. The Company has no way to regulate postings nor monitor information posed on these boards.

Management can only provide accurate information to shareholders and potential shareholders when contacted directly and such information can only be provided when it is based on fact and been filed as required by law with the Securities and Exchange Commission and other regulatory agencies.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000, the Company hired the law firm of Bingham Dana Ltd to commence actions on behalf of the Company against several John Does that disparaged the company by posting false information about the Company and its officers and directors on the Internet.

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

After a final appeal by Mr. Short, the Massachusetts State Supreme Court upheld the earlier judgement awarded in favor of the Company. The Court awarded an additional $23,000 in damages to the Company. The Company's attorney in Syracuse New York has filed a motion to restore the case to the court's motion calendar for a decision on an earlier motion to
schedule a sheriff's sale.   The Honorable Thomas J. Murphy, Justice,
for the State of New York, Supreme Court, County of Onondaga signed and order on April 14, 2005 to order the sale of the property. The sale is scheduled for September 12, 2005.

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

Date: August 19, 2005         CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer