Form 10KSB
period 2005-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2006-03-17
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2005

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

   (1) Yes ___     No __X___
   (2) Yes __X__   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X

     The Company's revenues for its most recent fiscal year were $3,023,021.

     The aggregate market value of the voting stock held by non affiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of March 13, 2006 was approximately $2,136,457.

The number of shares outstanding of the issuer's classes of common stock, as of March 13, 2006 is 382,617,938 shares, $.0001 par value.


Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:

               Yes___ No __X__

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

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). UTS is a consolidated subsidiary and is therefore included in the consolidated financial statements of Clancy as of September
30, 2004 and 2005.

In December 2003, the Company advanced additional funds to UTS which resulted in additional shares being issued to bring its ownership to 72%.

In September 2005, both the board of directors of UTS and the board of directors of Clancy Systems International, Inc. approved an agreement to acquire the remaining shares of UTS stock from the other shareholders in exchange for Clancy stock. As a result of this exchange, UTS is a wholly owned subsidiary of the Company at September 30, 2005.

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

Under the permit fulfillment program, patrons can purchase permits at on-line web addresses for specific agencies. Payment processing is done for checks and credit cards and the permits are mailed directly for the agencies.

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

Expo1000.com

Expo1000.com is an Internet based industry guide that is structured as a virtual trade show with links to the actual exhibitors Web sites. Expo1000.com was developed and funded independent of the Company, and acquired from Stanley J. Wolfson with the Remit-online business on November 18, 1999. The final agreement and issuance of shares took place February 2001.

The business has been developed for specific industries with focus on parking. Expo1000.com contains an internal search engine which searches key words industry specific. Client company listings are available by company name, product, as well as search engine within the industry. The listings are subscription based and billed annually. To make the site viable, the primary focus in addition to selling the listings is to increase the visits and exposure to sites. The Expo1000.com site highlights "what's new" for the industry (press releases, new product announcements, new service announcements). The site contains a message board and email services to its subscribers and its visitors.

Expo1000.com is also a parking advocacy forum and sponsors one day solution seminars in strategic locations for exhibition and education purposes. Expo1000.com vendors demonstrate their product to invitees from strategic municipal, university and commercial parking agencies. During fiscal 2004-2005 Expo forums were held in Santa Barbara, CA, Orlando, FL and Denver, CO.
                            -4-

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

Park-by-phone.com

This program is a technology based parking reservation and payment system that will benefit the customers by allowing them to pay (by credit card) and park by making one telephone call to the Park-by-phone data center. Through strategic alliances with parking operators, cities, and venues, this system will allow customers to have paid parking in an instant, without the need of cash or coins.

Competition.

The Company is aware of other companies that currently offer an automated ticket writing system: Rhino Technologies, Inc.; Cardinal; Com-Plus; DMS; Radix-T-2, and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, its excellent program for customer support and because of the various enforcement products which it offers to complement its system.

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

The Company has manufactured a printer to interface to Palm
Computing devices. In December 2001, the Company began production of a special keyboard/cradle for the Palm PDA terminals. The cradle is called a Palmtype.

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

Significant Customers.

Presently, the Company has 146 customers. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

Privatization Contracts. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT and Los Angeles Metropolitan Transportation
Authority (LAMTA). For the City of Logan, the Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing.
The Company pays the City a 50/50 split after all expenses are paid. For the LAMTA, the Company provides lot services including signage and striping, ticket issuance, permit fulfillment, special event parking, and other related services. Fees are based on the different service levels.

Urban Transit Solutions, Puerto Rico. In February 1998, the
Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to $500,000 in funding to UTS between January 20, 1998 and April 30, 1999. At September 30, 2001, the Company had paid $500,000 to UTS. UTS currently has contracts in Mayaguez, Humacao, Carolina, San German, Manati, Aricebo and Cauguas, Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and is responsible for collection of parking meter revenues. In Cauguas, UTS leases parking facilities from the City and collects the parking revenues from the lot. UTS has installed meters and provides ticket issuance parking enforcement. In
Humacao, UTS installed meters and collects revenues from the meters as well as provides ticket issuance parking enforcement.
UTS is completing installation of parking meters in San German and will also provide ticket issuance and enforcement.
UTS anticipates additional contracts in Puerto Rican cities for meter installation, collections and ticket issuance enforcement. The marketing approach is to bring Puerto
Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations.

Patents and Licenses.

The Company obtained a patent (#5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

The Company also obtained a patent for a printer latch on June 27, 2000. The patent expires in June 2019.

The Company applied for a patent for its palmtype and Palm specific software in July of 2002. The Company was awarded patent 6,970,109 on November 29, 2005.

The Company has also filed for and was granted
Trademarks for PARK-BY-PHONE. On July 26, 2005, the Company received trademark 2,979,359 for PARK-BY-PHONE.COM and trademark 2,979,358 for PARK-BY-PHONE.

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

The Company currently produces a printer to interface to its handheld devices that is light weight (at 1 1/2 pounds) and can produce a completed ticket in 20 seconds.

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

The Company spent $60,079 and $70,317 on research and development activities for the fiscal years ended September 30, 2004 and 2005, respectively. None of the cost of such activities was borne directly by the customers.

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

Employees.

The Company currently has ten employees in Company operations and four employees in privatization projects, all of whom are employed on a full time basis. Urban Transit Solutions has 2 employees in upper management, 4 employees in field management and 22 employees in operations.

Item 2.    Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2,464 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2006.

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2006.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $500 per month plus utilities pursuant to a lease agreement which expires June 30, 2006.

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

Mr. Salazar has brought other lawsuits against the Company over the years and the defense of these suits has been costly to the Company. All suits have been dismissed and have been resolved in favor of the Company. However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August 2004. That appeal has been briefed and is pending.

In August 2000, the Company hired the law firm of Bingham Dana Ltd to commence actions on behalf of the Company against several John Does that disparaged the company by posting false information about the Company and its officers and directors on the Internet.

On September 19, 2000, the Company filed an action in Superior Court, against John Short, Syracuse NY, who posted as Darth4, MrDarth4 and possible other aliases. Relief sought includes monetary damages for harm done to the Company and its officers, retraction of false and damaging statements and for the subject to cease and desist posting or discussing the Company, its officers and any activities related thereto.

After a final appeal by Mr. Short, the Massachusetts State Supreme
Court upheld the earlier judgment awarded in favor of the Company. The Court awarded an additional $23,000 in damages to the Company. The Company's attorney in Syracuse New York has filed a motion to restore the case to the court's motion calendar for a decision on an earlier
motion to schedule a sheriff's sale.   The Honorable Thomas J. Murphy,
Justice, for the State of New York, Supreme Court, County of Onondaga signed an order on April 14, 2005 to order the sale of the property.
The sale was scheduled for September 12, 2005. On September 8, 2005, Mr. Short filed for bankruptcy protection.

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


                             High bid   Low bid

10/01/03 - 12/30/03        $ .039      $ .01
01/01/04 - 03/31/04          .034        .02
04/01/04 - 06/30/04          .0245       .019
07/01/04 - 09/30/04          .0235       .014
10/1/04  - 12/31/04          .02         .019
01/01/05 - 03/31/05          .0179       .0179
04/01/05 - 06/30/05          .019        .017
07/01/05 - 09/30/05          .017        .0125



On March 13, 2006 the reported bid and asked prices for the Company's Common Stock were $.008 and $.008, respectively.

The approximate number of record holders of the Company's
Common Stock on March 13, 2006 was 574. The Company has paid no dividends with respect to its Common Stock.

There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements." As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to continue to maintain its competitive position in the parking enforcement business by continuing to offer competitive products and services, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins. In the following discussion, reference to Clancy is to the parent company on a stand-alone basis and reference to Clancy consolidated is for Clancy and UTS combined.

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2005, the Company had working capital of $518,464 as compared to $14,523 at September 30, 2004.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2006.

Clancy's current ratio increased from 1.02 to 1 to 1.69 to 1 from September 30, 2004 to September 30, 2005.

REVENUES. From fiscal 2004 to fiscal 2005 revenues decreased by approximately $90,555 or 3% from $3,113,576 to $3,023,021. This revenue decrease reflects lower revenue collection for UTS from $1,106,186 in 2004 to $868,205 in 2005. The revenues for Clancy increased from $2,007,390 in 2004 to $2,154,814 in 2005.

COST OF SERVICES. From fiscal 2004 to fiscal 2005, cost of services decreased by $193,407 or 21.3% from $908,076 to $714,669.
Cost of services as a percentage of service contract income was 36.4% for fiscal 2004 and 28.9% for fiscal 2005. The decrease in cost of services is due to the decrease in revenue at UTS.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $60,079 to $70,317, or 17.04%, from fiscal 2004 to 2005. Product development and improvement to current products is paramount to the Company and the Company has some new products in development.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $122,550 or 6.30% from $1,946,269 to $1,823,719 from fiscal 2004 to 2005. The decrease in general and administrative costs for the Company is primarily due to the substantial decrease in legal fees paid by the Company and UTS during fiscal 2005.

NET INCOME.  The Company reported net income of $24,316 for fiscal
2004 as compared to $175,952 for fiscal 2005.
The primary reason for the increase in net income of $151,636 for fiscal 2005 is the reduction of general and administrative expenses, including the reduction in legal fees.

During the fiscal years ended September 30, 2004 and 2005, the Company had in place a total of approximately 140 and 146 ticket issuance systems respectively.

During the next twelve months, the Company will continue to expand its Internet parking services and operations. An expansion of Park-by-Phone programs is planned under several strategic alliance agreements and the Company plans to expand its transit permit systems.

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

The Company's software is developed in-house by four full-time programmers and by the Company's President, Stanley
Wolfson, and is maintained and updated on a regular basis.

Clancy is qualified as a Microsoft Certified Partner.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January 1999. The Company's loan to its primary bank and private lender have been paid back by the Company's cash flows.

The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In June 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations.
The Company expects to see a significant improvement to UTS profitability during the 2005-2006 fiscal year.

UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases of equipment.

To effectuate the merger, Clancy issued 17,500,000 shares of its common stock to the minority interest shareholders of UTS. Of the total shares issued, 2,500,000 shares are being held in escrow pending resolution of certain disputed items. These 2,500,000 shares have been recorded at par value. If and when the disputed items are resolved, the shares will be released from escrow or, in absence of a resolution, canceled. If they are released from escrow, the fair value of the shares on the date of release will be recorded as goodwill. The remaining 15,000,000 shares were issued to one shareholder. The fair value of these shares on the date of acquisition was $210,000 and the excess paid over the $30,667 balance in minority interest liability account has been reflected as goodwill in the accompanying financial statements. Accordingly, the amount of goodwill recognized as a result of the merger was a net increase of $179,333.

The Company's consolidated financial statements reflect an accounts payable of approximately $300,000 to CRIM, an agency which oversees personal property tax in Puerto
Rico. The meters placed onto city property by UTS were taxed inappropriately and the taxes owed have been appealed. The Company believes the taxes will be waived. The financial statements do not reflect other contingent items including potential recoveries of $29,000 from Decisions, Inc, a Puerto Rican job opportunity agency that reimburses 50% of salaries paid by companies that hire through Decisions, Inc. An additional item is an amount of approximately $70,000 seeking to be recovered from an attorney who failed to file documents on time in a harassment suit filed against UTS by a former employee against the former manager. A default judgment of $70,000 was entered against UTS for failure to file. UTS seeks to collect the $70,000 from the attorney.

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

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2006.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $550,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company realizes revenue on each transaction as each remitter pays the Company a processing fee to use the service. The net amount received by the company per transaction varies based on the remitter's payment amount.

CONTRACTUAL OBLIGATIONS

The following obligations are those of the consolidated
Company.  The long-term  debt is that of UTS.

                             Payment Due by Period

Contractual           Less than
Obligations   Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt        $ 281,182  $ 6,419   $  274,763   $   -       $   -

Capital
Lease
Obligations    27,264   12,348      12,204     2,712          -

Operating
Leases
   UTS        129,850    80,350     49,500          -         -
   Clancy      19,718    19,718          -          -         -

Purchase
Obligations         -         -          -       -            -

Other Long-
term
obligations         -         -          -       -            -
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 458,014  $ 118,835  $ 336,467 $  2,712     $    -
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

GOODWILL.

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), "Goodwill and Intangible Assets", which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2004 or 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material(spoilage).

In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the Statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

RISK FACTORS

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following factors and other information in this report before deciding to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our success depends on our ability to continue to develop and commercialize our products and services. Our success depends on our ability to continue to develop our products and services.
Our ability to develop any of the products or services is dependent on a number of factors, including availability of working capital to complete development efforts and to commercialize our products and services, thereby maintaining and/or increasing revenues once development efforts prove successful. There can be no assurance that we will not encounter setbacks with the products and services, or that working capital and our revenues will be sufficient.

A loss of several of our customers at once could adversely affect our business.

We derive a large portion of our revenues from the parking enforcement products and services we provide to our customers.
Although a loss of a few customers would have a minimal impact on our business, a loss of several customers at once could materially affect our revenue and projected growth.

As a result, our revenues from parking enforcement products and services may decline significantly in any given period.

Our competitors may have greater resources or research and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business strategy has been to create a niche in the parking enforcement operations. We believe that we are able to compete effectively in the field because of our fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, our excellent program for customer support and because of the various enforcement products which we offer to complement our system. The parking enforcement business is highly competitive, and we may face increasing competition. We expect that some of our competitors will have greater financial and human resources, more experience in research and development, and more established sales, marketing and distribution capabilities than we have. In addition, new product introductions or other technological advancements by our competitors could have an adverse affect on some or all of our products and services.


RISKS RELATED TO OUR SECURITIES

We do not expect to pay dividends in the foreseeable future.

We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Our common stock is classified as a "penny stock" under SEC rules and the market price of our common stock is highly unstable.

A limited trading market exists for our common stock on the Pink Sheets. Since inception of trading in January 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks.
Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. Furthermore, at present there is relatively limited trading in our stock which could cause our price to fall if shares are sold into the market.

Our common stock has been removed from Over-the-Counter Bulletin
Board because our Form 10-KSB for fiscal year ended September 30, 2005 and our Form 10-QSB for quarter ended December 31, 2005 were filed late.

Our Forms 10-KSB and 10-QSB were filed late with the SEC and therefore our common stock has been dropped from the OTC Bulletin Board to the Pink Sheets. After we are current in our SEC filings, we must re-apply to trade on the OTC Bulletin Board. There can be no assurance that approval to trade on the OTC Bulletin Board will be approved quickly, if at all.

Because our officers and directors exercise combined voting power of more than 41% of our common stock, they may be able to significantly influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

Stanley and Lizabeth Wolfson currently own 34.42% and James Nyman owns 7% of our outstanding common stock. Accordingly, they may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, Mr. and Mrs. Wolfson and Mr. Nyman may be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws without shareholder approval, depending on the number of votes cast on any proposal.
Their interests may conflict with the interests of our other shareholders.

Item 7.    Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

  Reports of Independent Registered Public Accounting
      Firms                                              F-1

  Consolidated Balance Sheets - September 30, 2004 and
                               September 30, 2005        F-5

  Consolidated Statements of Income -
               Years ended September 30, 2004 and 2005   F-7

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2004 and 2005   F-8

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2004 and 2005   F-9

 Notes to Consolidated Financial Statements              F-11

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 28, 2005, the Board of Directors of the Company elected to engage Stark Winter Schenkein & Co, LLP to conduct the audit for the year ended September 30, 2005. Causey, Demgen & Moore, PC, will be retained to provide financial statements, financial services, tax preparation and other services as needed.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    62    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       60    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      59    2003

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

James R. Nyman, Director since October 2003. Mr. Nyman is a graduate of University of Minnesota with a degree in Aerospace Engineering and received his Master's Degree in Business Administration at California State University, Long Beach. Mr. Nyman has 23 years of experience in local government services. He served as the director of Information Services for the City of Inglewood, CA, from January, 1976 until
May 2002 and from May 2002 to present he is serving as President of California Municipal Technologies, Inc. Mr. Nyman served two terms as Mayor of Palos Verdes Estates, Palos Verdes, CA.

Audit Committee

The Board of Directors is performing the functions of the audit committee. The Company does not have an audit committee financial expert because its limited resources have not permitted it to search for and locate an appropriate financial expert.

Nominating Committee

The entire Board of Directors fulfills the duties of our Nominating Committee ("Nominating Committee"), which include overseeing the process by which individuals may be nominated to our board of directors. While the Company hopes to establish a separate nominating committee consisting of independent directors if the number of directors is expanded, the current size of the Company's Board of Directors does not facilitate the establishment of a separate committee. Our Nominating Committee's charter was adopted by the board of directors effective as of September 30, 2005.

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

The Nominating Committee has held no formal meetings and taken no action by unanimous written consent through March 13, 2006.

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

Item 10. Executive Compensation.

General.  For the fiscal year ended September 30, 2005
the Company paid a ten percent sales commission totaling $2,813 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $81,600 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                           Other annual
principal position            Year        Salary    compensation


Stanley J. Wolfson            2005       $81,600       $2,813
President and Chief           2004        77,700        2,773
Executive Officer             2003        62,500        2,278

Compensation of Directors

Each member of the Board of Directors is paid an annual fee of $5,000, distributed at $1,250 per quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of March 13, 2006 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.


Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)            34.42%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

James R. Nyman                   26,835,000 (2)             7.0%
2529 Via Olivera
Palos Verdes, CA 90274

All officers and directors      157,727,779 (1&2)          41.2
as a group (3 persons)

(1)Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

 (2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

     Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2004 and 2005, the commissions totaled $2,779 and $2,813 respectively.

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

Exhibit Number         Title of Exhibit

     3.1 Articles of Incorporation filed with the Colorado Secretary of State on March 3, 1986 (2)

     3.1(a)  Articles of Amendment to Articles of Incorporation
            (2)
     3.3    Bylaws (2)

     10.1 Partnership agreement between the Company and Urban Transit Solutions (4)

     10.6   Indemnification Agreements between the Company
            Robert M. Brodbeck, Stanley J. Wolfson and
            Lizabeth M. Wolfson dated February 26, 1987 (1)

     10.12  Indemnity Agreements between Company and
            Stanley J. Wolfson, and Lizabeth M. Wolfson (3)

     10.13  Agreement of merger dated September 26, 2005

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Item 14.  Principal Accountant Fees and Services.

..
AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2005 and 2004 by Causey, Demgen & Moore, Inc. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $0 and $24,725, respectively.

The Company's former independent auditors, Gordon Hughes &
Banks, LLP billed $25,805 for audit and reporting related services for the year ended September 30, 2004.

TAX FEES. The aggregate fees billed for tax services rendered by Causey, Demgen & Moore, Inc. for tax compliance and tax advice for the two fiscal years ended September 30, 2005 and 2004, were $3,500 and $2,900, respectively.

ALL OTHER FEES. The aggregate fees billed for other services rendered by Causey, Demgen & Moore, Inc., for the two fiscal years ended September 30, 2005 and 2004 were $44,905 and $3,315, respectively.

The Board of Directors is requested to and did approve the retention of Causey, Demgen & Moore, Inc. and the fees and other significant compensation paid to it for the fiscal year ended September 30, 2005 and 2004. The Board of Directors approved the selection of Gordon Hughes & Banks LLP to conduct its audit work on October 1, 2004.

                                SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CLANCY SYSTEMS INTERNATIONAL, INC.


                               By  /s/ Stanley J. Wolfson
                               Stanley J. Wolfson, President


Date:  March 13,  2006

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March 13,  2006        /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, resident,
                                 Chief Executive Officer and a
                                 Director

Date: 13,  2006         /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: March 13,  2006         /s/James R.Nyman
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

     10.13  Agreement of merger dated September 26, 2005

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSM for the year ended September 30, 2003

              CLANCY SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.

We have audited the accompanying consolidated balance sheet of Clancy Systems International, Inc. as of September 30, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urban Transit Solutions, Inc., a 100% owned subsidiary, which statements reflect 27% of total consolidated assets as of September 30, 2005, and 29% of consolidated revenues for the year ended September 30, 2005. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2005, and for the year ended September 30, 2005, is based solely on the report of the other auditor.

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

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc. as of September 30, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP


Denver, Colorado
February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.
  and Subsidiary

We have audited the accompanying consolidated balance sheet of Clancy Systems International, Inc. as of September 30, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year the then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urban Transit Solutions, Inc., a 72% owned subsidiary, which statements reflect 35% of total consolidated assets as of September 30, 2004 and 36% of consolidated revenues for the year ended September 30, 2004. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September
30, 2004 and for the year ended September 30, 2004 is based solely on the report of the other auditor.

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


GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
December 9, 2004

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the accompanying balance sheet of Urban Transit Solutions, Inc. as of September 30, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Urban Transit Solutions, Inc. as of September 30, 2004 were audited by other auditors whose report was dated November 24, 2004.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Kevane Soto Pasarell Grant Thornton LLP


San Juan, Puerto Rico
January 30, 2006

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

We conducted our audit in accordance with auditing standards of the Public Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have nor were we engaged to perform, an audit over its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


LANDA UMPIERRE PSC

San Juan, Puerto Rico
November 24, 2004

                CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2004 AND 2005

                           ASSETS
                                          2004       2005
Current assets:                           ----       ----

 Cash and cash equivalents           $  306,691  $  533,485
Accounts receivable, net of
   allowance for doubtful accounts
   of $10,000 and $11,438               449,628     508,810
  Accounts receivable, related party     30,019           -
Income tax refund receivable             18,724           -
  Inventories                           101,539     137,562
  Prepaid expenses                       74,566      84,717
                                      ---------   ---------
   Total current assets                 981,167   1,264,574
                                      ---------   ---------
Furniture and equipment, at cost:
  Office furniture and equipment        322,137     267,021
  Equipment under service contracts   2,363,055   2,501,874
  Leasehold improvements                 98,935      98,936
  Vehicles, including vehicles
    under capital leases                162,552     150,171
                                       --------    --------
                                      2,946,679   3,018,002
  Less accumulated depreciation      (1,604,762) (1,979,528)
                                     ----------- -----------
   Net furniture and equipment        1,341,917   1,038,474
                                     ----------   ---------
Other assets:
  Deferred tax asset                     16,000      80,600
  Marketable securities pledged         353,837     503,970
  Deposits and other                     60,125      33,969
  Goodwill                              225,214     404,547
  Software development costs, net
   of accumulated amortization
   of $505,907 and $255,413             213,870     218,068
                                      ---------   ---------

 Total other assets                     869,046   1,241,154
                                      ---------   ---------
                                    $ 3,192,130 $ 3,544,202
                                     ==========  ==========

   See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2004 AND 2005
           LIABILITIES AND STOCKHOLDERS' EQUITY

                                           2004       2005
Current liabilities:                       ----       ----

  Accounts payable                    $  189,409   $  55,842
  Accrued expenses                       316,947     441,140
  Accounts payable, related party         38,656       1,530
  Bank overdraft                          14,645           -
  Income taxes payable                         -     117,827
  Current portion of long term debt      239,449       6,419
  Current portion of obligations
   under capital leases                   41,460      10,950
  Deferred revenue                       126,078     112,402
                                       ----------  ---------
    Total current liabilities            966,644     746,110
                                       ---------   ---------
 Long-term debt, net of current
  portions                                     -     274,763
Obligations under capital leases,
  net of current portion                  27,430      11,931
 Minority interest in subsidiary          72,610           -
                                       ---------   ---------
     Total liabilities                 1,066,684   1,032,804
                                       ---------   ---------
Commitments (Notes 6 & 9)

Stockholders' equity:

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                 -           -
  Common stock, $.0001 par value;
    800,000,000 authorized,
    365,117,938 and 382,617,938
    shares issued and outstanding         36,512      38,262
  Additional paid-in capital           1,151,547   1,359,797
  Retained earnings                      937,387   1,113,339
                                       ---------   ---------
    Total stockholders' equity         2,125,446   2,511,398
                                       ---------   ---------
                                     $ 3,192,130 $ 3,544,202
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-6

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                             2004       2005
Revenues:                                    ----       ----
  Sales                                 $  231,003  $  140,340
  Service contract income                2,493,470   2,466,473
  Parking ticket collections and other     389,103     416,208
                                        ----------    ---------
  Total revenues                         3,113,576   3,023,021
                                        ----------   ---------
Costs and expenses:
  Cost of sales                             43,029       71,814
  Cost of services                         908,076      714,669
  Cost of parking ticket collections       115,844       95,104
  General and administrative             1,946,269    1,823,719
  Research and development                  60,079       70,317
                                         ---------    ---------
  Total costs and expenses               3,073,297    2,775,623
                                         ---------    ---------
Income from operations                      40,279      247,398
                                         ---------    ---------
Other income (expense):
  Loss on disposal of assets               (19,334)           -
  Interest income                              885       27,547
  Interest expense                         (32,994)     (21,831)
  Other income                               9,087       19,236
  Minority interest in loss of subsidiary   70,473       41,943
                                         ---------     --------
   Total other income (expense)             28,117       66,895
                                         ---------     --------
Income before provision for income
  taxes                                     68,396      314,293

Provision for income taxes:
  Current expense                          (64,680)    (202,941)
  Deferred benefit                          20,600       64,600
                                         ---------     --------
Total income tax expense                   (44,080)    (138,341)
                                         ---------     --------
Net income                               $  24,316    $ 175,952
                                         =========    =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding - basic and diluted        365,118,000  365,310,000
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                                   Additional
                               Common Stock          Paid-In        Retained
                            Shares       Amount      Capital        Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2003                 365,117,938   $   36,512  $  1,151,547     $ 913,071


Net income
                                 ---          ---            ---       24,316
                          ----------     --------     ----------     -----------
Balance, September 30,
 2004                  365,117,938         36,512      1,151,547      937,387

Common shares issued
 to acquire minority
 interests of UTS
                        17,500,000        1,750         208,250           ---

Net income                     ---          ---             ---        175,952
                         ---------      -------        --------       --------
Balance, September
 30, 2005              382,617,938    $  38,262   $  1,359,797      $1,113,339
                       ============   =========     ==========      ==========









See accompanying notes to consolidated financial statements.






               CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                           2004         2005
                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $   24,316   $ 175,952
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization            567,159   521,477
   Bad debt expense, related party                -    30,019
   Deferred income tax expense            (20,600)    (64,600)
   Minority interest                      (70,473)    (41,943)
   Stock issued by UTS for
     expenses paid by shareholder          20,000           -
   Loss on disposal of equipment           19,334           -
   Changes in assets and liabilities:
     Accounts receivable                   38,733     (59,182)
     Inventories                           33,898     (30,023)
     Income taxes refundable               (9,275)     18,724
     Prepaid expenses                       2,823     (10,151)
     Other assets                          48,375           -
     Accounts payable                    (103,031)   (133,567)
     Accrued expenses                      40,771     124,193
     Accounts payable, related party       90,867     (37,126)
     Income taxes payable                 (21,852)    117,827
     Deferred revenue                      (8,323)    (13,676)
                                          -------    --------
     Total Adjustments                    628,406     415,972
                                          -------     -------
Net cash provided by operating
  activities                              652,722     591,924
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (274,642)    (90,420)
  Increase in software licenses and
    software development costs           (107,986)    (88,397)
  Proceeds from sales of equipment         16,583           -
  Increase in investments in marketable
    securities                           (353,837)   (150,133)
  Increase in deposits and other assets   (36,712)        (66)
                                          -------    --------
Net cash (used in) investing
  activities                             (756,594)   (329,016)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long term debt            84,215      265,000
  Payments on long term debt and capital
   leases                               (357,589)    (286,469)
  Increase in bank overdraft              14,465      (14,465)
                                         --------    --------

 See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                          (continued)

                                              2004      2005
                                              ----      ----
Net cash (used in) financing
   activities                            (258,729)    (36,114)
                                          --------   --------
Increase (decrease) in cash and
  cash equivalents                        (362,601)   226,794
Cash and cash equivalents at
     beginning of year                     669,292    306,691
                                          --------   --------
Cash and cash equivalents at end
  of year                                $ 306,691  $ 533,485
                                          ========= =========
Supplemental disclosure of cash
flow information:

Cash paid for interest			     $   29,615  $ 13,664
                                         ========== =========

Cash paid for income taxes		     $   70,805 $ 103,838
					           ========== =========

Supplemental disclosure of non-cash
investing and financing activities

UTS capital leases for vehicles          $   5,600   $ 17,193
                                         =========   ========










See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005

1.  Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company") was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, rental car return systems, internet payment remittance systems, and internet industry guides. The Company's revenues are derived primarily from cities, universities and car rental companies throughout the United States and Canada. The Company manufactures some of its equipment for field operations including printers, chargers, Palmtype keypad, and other items used in its applications.

The Company's subsidiary, Urban Transit Solutions, Inc.
("UTS") was incorporated on March 6, 1997 under the Laws of the Commonwealth of Puerto Rico and is engaged in providing a wide variety of services in the areas of consulting design and the management of digital parking meter systems in Puerto Rico and Latin America. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in US dollars. The functional currency of Puerto Rico is the US dollar, and, therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary, UTS. All significant inter company transactions and balances have been eliminated in consolidation.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2004 and 2005 was $10,000 and $11,438, respectively. Bad debt expense amounted to $9,422 in 2004, and $41,019 in 2005 which includes $30,019 of related party bad debt. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2004 and 2005 amounted to $74,279 and $84,199, respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the years ended September 30, 2004 and 2005, depreciation amounted to $488,980 and $411,056, respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS in 1998. On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer be amortized, but are tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2004 or 2005.

Revenue recognition:

Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis. Revenue from the issuance of parking tickets is recognized on a cash basis when received since collectibility cannot be reliably predicted at this time. Revenue derived from professional service contracts on parking meter and lot fees collections is recognized on a cash basis when received. Related costs consist mainly of municipalities' fees, depreciation and lot rents.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104).
SAB 104 provides that the conditions for realization of revenue are as follows:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

In addition, the Company presents revenue gross or net of direct expenses in accordance with Emerging Issues Task Force Issue 99-16
(EITF 99-19), "Reporting Revenue Gross as a Principal Versus Net as an Agent". Under EITF 99-19, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, takes title to the products sold, has the risks and rewards of ownership, such as the risk of loss for collection, delivery or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee.

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

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

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

Warranty expense for the Company's products has been immaterial in the past. Revenue recognition commences after the equipment has been delivered and the software has been installed and is operational.

Shipping and handling costs:

The Company pays all shipping costs for its contract services.
Customers are provided prepaid shipping labels for shipping stem equipment to the Company for repair and shipping back to the client is also paid for by the Company.

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $28,657 and $ 8,713 for the years ended September 30, 2004 and 2005, respectively.

Deferred Income taxes:

The Company accounts for deferred income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are accounted for under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions based on temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section
263A costs.

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities." In accordance with SFAS No. 115, the investment in securities has been classified as available-for-sale because the securities are being held for an indefinite period of time. Under available-for sale classification, securities are recorded as an asset at current fair value on the balance sheet with any amount representing unrealized gains and losses recorded as comprehensive income in stockholders' equity. The current fair value is derived from published market quotations. At the time of sale, a gain or loss is recognized using the cost basis of securities sold as determined by specific identification.

Investments in marketable securities at September 30, 2005, consist of Colorado local government and municipal bonds that are triple A rated that are subject to market risk related to changes in interest rates and are available for sale.

Unrealized gains and losses have not been reflected in the financial statements as cost of $503,970 is not significantly different from fair value. At September 30, 2005, investments in marketable securities have been pledged (up to the amount of $400,000) as a performance bond on a sales contract agreement.

Fair value of financial instruments:

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate value.

For cash and cash equivalents, accounts receivable, accounts payable and current portions of long-term debt and obligations under capital leases, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments. For long-term debt obligations under capital leases, the carrying value approximates fair value due to the interest rates approximating prevailing market rates.

Marketable securities - the carrying amounts approximate the fair value because the securities are valued at prices based on published market quotations.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions.
At September 30, 2004 and 2005 and at various times during the years, the balance at one of the financial institutions exceeded FDIC insured limits. At September 30, 2005, the balance exceeding the per account FDIC limit was $395,924.

The Company provides credit, in the normal course of business, to customers throughout the United States, Puerto Rico and Canada. All transactions are denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers.
Credit terms are typically 30 days from billing date.

The Company's marketable securities consist of Colorado local government and municipal bonds that are triple A rated that are subject to market risk related to changes in interest rates.
All bonds are insured.

Significant portions of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

Earnings per share:

The Company follows SFAS No. 128 "Earnings per Share",in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2004 and 2005, the Company had no potentially dilutive securities.

Impairment of Long-lived Assets

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 144, the Company periodically evaluates the carrying value of

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)


1.  Organization and Summary of Significant Accounting Policies
    (continued)

long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value. At September 30, 2005, the Company determined that no such impairments existed.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income" which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. At September 30, 2004 and 2005, the Company had no comprehensive income or loss.

Recent accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material(spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the Statement requires retrospective application of the changes to prior periods' financial statements. This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)
1.  Organization and Summary of Significant Accounting Policies
    (continued)

Reclassifications:

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.  Inventories

Inventories consist of the following at September 30:

                                   2004       2005
                                   ----       ----

  Finished goods                $  25,157   $ 18,835
  Work in process                  15,863     17,553
  Purchased parts and supplies     60,519    101,174
                                ---------  ---------
                                $ 101,539  $ 137,562
                                =========  =========

3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2004 and 2005, commissions of $2,773 and
$2,813 have been paid under this agreement, respectively.

As of September 30,2004 and 2005, the following are the
related party account balances:
                                    2004          2005
                                    ----          ----
Accounts receivable,
   related party                 $ 30,019     $      -
                                 =========    =========
Accounts payable,
 related party                   $ 38,656     $  1,530
                                 =========    =========

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

3.  Related Party Transactions (continued)

Accounts receivable, related party is due from Pan
American Parking Solutions, Inc. which is a company owned by the former president of UTS. The account was written off as a bad debt during the year ended September
30, 2005.

Accounts payable, related party is due to Pan American
Products, a company owned by the current president of UTS.

During the years ended September 30, 2004 and 2005, the Company paid professional services provided by Pan
American Products in the amounts of $46,070 and $44,074, respectively.

4.  Investment in UTS

On January 31, 1998, the Company entered into a partnership agreement (the Partnership) with Urban Transit Solutions, Inc.
of Puerto Rico (UTS). The Partnership was formed to contract with cities and towns in Puerto Rico for the privatization of their parking ticket management and collection services. As provided in the Partnership agreement, the Company contributed $500,000 in exchange for a 60% ownership in the Partnership and related share of net income or losses. During 2001, UTS issued additional stock diluting the ownership interest of the Company in UTS below 50%. However, pursuant to the partnership agreement, substantially all management authority rested in UTS, and consequently, the Company accounted for their investment in the Partnership using the equity method through September
30, 2001.

During 2001, the Company filed suit against UTS and the officers of UTS claiming that UTS unlawfully issued dilutive shares of stock in UTS. During 2002, the Company entered into a settlement agreement with UTS reaffirming the Company's 60% ownership interest. On December 31, 2004, the Company acquired 30,000 new shares of common stock in UTS for payment of $60,000 of legal services paid by the Company on behalf of UTS, which increased the Company's ownership to 72%.

On September 26, 2005, UTS entered into a merger agreement with Klancy Newco, Inc. (Newco), a Puerto Rico corporation and
100% subsidiary of the Company. As part of the merger transaction, Newco merged with and into UTS (the surviving corporation) and as a consequence of the merger transaction became a wholly

                    CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                           (continued)

4.  Investment in UTS (continued)

owned subsidiary of Clancy. Accordingly, the financial results of UTS have been consolidated for the entire years ended
September 30, 2004 and 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

To effectuate the merger, Clancy issued 17,500,000 shares of its common stock to the minority interest shareholders of UTS. Of the total shares issued, 2,500,000 shares are being held in escrow pending resolution of certain disputed items. These 2,500,000 shares have been recorded at par value. If and when the disputed items are resolved, the shares will be released from escrow or, in absence of a resolution, canceled. If they are released from escrow, the fair value of the shares on the date of release will be recorded as goodwill. The remaining 15,000,000 shares were issued to one shareholder. The fair value of these shares on the date of acquisition was $210,000 and the excess paid over the $30,667 balance in minority interest liability account has been reflected as goodwill in the accompanying financial statements. Accordingly, the amount of goodwill recognized as a result of the merger was a net increase of $179,333.

5.  Long-term Debt

Long term debt consisted of the following at September 30:

                                          2004          2005
                                          ----          ----
$300,000 discounted note payable
 loan for working capital due February
 2007, collateralized by a security
 interest in all UTS corporate assets,
 recorded at the present value of the
 future cash flows, utilizing an
 imputed interest of 6.21%           $       -      $ 274,763

Note payable to bank, interest
 at 2.0% over prime rate
 (6.25% as of September 30, 2004),
 secured by third mortgage real
 estate property from the former
 president of Urban Transit
 Solutions, payable in monthly
 installments of $9,259 plus
 interest through June 2005             71,713              -

                     CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)


5.  Long Term Debt (continued)

Note payable to bank, interest at
  6.3%, secured by certain assets
  of the Company, payable in monthly
  installments of $4,445, due in
  July 2005                             58,074              -

Note payable to bank, interest at
  6.75%, secured by certain assets
  of the Company, payable in monthly
  installments of $7,823, due
  in March 2005                         81,243              -

Note payable - unsecured, interest
  at 9%, payable in monthly
  installments of $2,000, due in
  December 2005                         28,419          6,419
                                        --------      --------
                                       239,449        281,182
Less current maturities               (239,449)        (6,419)
                                       --------      ---------
                                      $      -    $   274,763
                                      =========   ===========


The aggregate maturities of long-term debt for the following years are as follows:

              Year ending September 30,
                                 2006          $       6,419
                                 2007          $     274,763
                                               -------------
                                               $     281,182
                                               =============

6.  Lease Commitments

The Company is party to certain non-cancelable capital lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments for leases that expire on various dates through the year 2010.

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)

6.  Lease Commitments (continued)

The Company is leasing approximately 1,700 square feet of office space for its corporate offices for $2,464 per month pursuant to a lease agreement with an unaffiliated party which expires on May 31, 2006. The Company also leases approximately 3,000 square feet of manufacturing space from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2006. The Company leases an office from an unaffiliated party. Rental payments are $500 per month pursuant to a lease that expires June 30, 2006. Total rent expense under all operating leases for the years ended September 30, 2004 and 2005, amounted to $133,110 and $123,970, respectively.

In addition, the Company leases office spaces in Mayaguez, Humacao, Manati, Aricebo, San German, Cauguas, and Toja Baja, Puerto Rico that expire over the next three years. These leases generally contain renewal options ranging from 3 to 5 years.

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2005:

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2006              $  12,348       $ 100,068     $  112,416
        2007                  4,068          33,000         37,068
        2008                  4,068          16,500         20,568
        2009                  4,068               -          4,068
        2010                  2,712               -          2,712
                             ------           ------        ------
Total minimum lease
   payments               $  27,264        $ 149,568     $ 176,832
                                           =========     =========
Amount representing
   interest                   4,383
                            -------
Present value of future
 minimum lease payments      22,881

Current portion of
 lease obligations           10,950
                            -------
Obligations under capital
 leases due after one year $ 11,931
                           ========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)


6.  Lease Commitments (continued)

The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2004           2005
                                     ----           ----
Equipment                       $  312,669     $        -
Vehicles                           154,552         50,992
                                ----------      ---------
                                   467,221         50,992
Accumulated depreciation          (140,324)       (34,945)
                                ----------       --------
Net capitalized leased
  property                      $  326,897     $   16,047
                                ==========     ==========

7.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2004          2005
                                 ----          ----
Non-current deferred tax
   assets                     $  96,200     $ 142,200
Non-current deferred tax
  liabilities                   (80,200)      (61,600)
                              ---------      ---------
Net non-current deferred
   taxes                     $   16,000    $   80,600
                             ===========  ===========
Deferred tax assets:
  Loss on equity investment  $   80,700   $   115,100
  Section 263A capitalization    15,500        23,600
  Allowance for doubtful
    accounts                          -         3,500
                             ----------      --------
                                 96,200       142,200
Deferred tax liabilities:
 Depreciation and amortization  (80,200)     (61,600)
                             ----------     --------
Net non-current deferred
 taxes                        $  16,000     $ 80,600
                              =========     ========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)

7.  Income Taxes (continued)

The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net
income compared to the income taxes in the consolidated
statements of income:
                         For the years ended September 30,
                                2004             2005
                                ----             ----
Income tax expense at
  the statutory rate        $  23,255        $ 106,860
State and local income
  taxes, net of federal
  income tax                    9,481           29,305
Nondeductible expenses          1,921              652
Other                           9,423            1,524
                            ---------        ---------
                            $  44,080        $ 138,341
                            =========        ==========

9.  Professional Service Contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2004 and 2005, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2004            2005
                                  ----            ----

Equipment under service
  contracts                   $ 1,109,892     $  1,183,621
Less accumulated
   depreciation                  (792,942)        (993,692)
                              -----------      ----------
                              $   316,950     $    189,929
                              ===========       ==========

                CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)
9. Parking Citation Collection Services:

The Company has an agreement with Logan City, Utah for the period June 1998 through May 1999 for the purpose of providing parking citation issuance, ticket processing, meter collections and maintenance, and ticket collection services.
In conjunction with the contract, Clancy and the town each receive half of all the revenues after payment of all associated costs related to the collections. The terms of the agreement can be extended for additional one year periods or discontinued with 30 days written notice.

The Company has professional service contracts with the Municipal Governments of Mayaguez, Humacao, Manati, Arecibo, San
German and Cauguas, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, the Company will pay to the municipalities between 25% and 50% of the income before income taxes.

10.  Sales by geographic region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2004             2005
                                ----             ----
United States              $1,937,476        $ 2,111,292

Puerto Rico                 1,106,186            868,205

Canada                         69,914             43,524
                           ----------        -----------
Total                      $3,113,576        $ 3,023,021
                           ==========         ==========