Form 10QSB
period 2005-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2006-04-13
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549
FORM 10-QSB


       _X_         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2005

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of March 25, 2006 is 382,617,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes     No  X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                     INDEX

                                                       Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2005
  and December 31, 2005 (unaudited)                     2 and 3

Consolidated Statement of Income - For the Three
  Months Ended December 31, 2004 and 2005 (unaudited)     4

Consolidated Statement of Stockholders' Equity - For
 the Three Months December 31, 2005 (unaudited)           5

Consolidated Statement of Cash Flows - For the Three
  Months Ended December 31, 2004 and 2005 (unaudited)	  6

Notes to Unaudited Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      10

PART II.   OTHER INFORMATION                              16

Item 1.  Legal Proceedings                                16

Item 3.  Controls and Procedures                          17

Item 6.  Exhibits and Reports on Form 8-K                 17

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                            December 31, 2005

                                ASSETS

                                             September 30,   December 31,
                                                 2005           2005
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  533,485      $  553,893
 Accounts receivable, net of allowance
  for doubtful accounts                        508,810         492,710
 Income tax refund receivable                        -          14,505
 Inventories                                   137,562         147,156
 Prepaid expenses                               84,717          64,198
                                            ----------      ----------
    Total current assets                     1,264,574       1,272,462
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                267,021         267,021
 Computers and equipment
   under service contracts                   2,501,874       2,536,204
 Leasehold improvements                         98,936          98,936
 Vehicles, including vehicles
   under capital leases                        150,171         150,171
                                             ---------       ---------
                                             3,018,002       3,052,332
  Less accumulated depreciation             (1,979,528)     (2,065,217)
                                            ----------       ---------
    Net furniture and equipment              1,038,474         987,115
                                            ----------      ----------
Other assets:
 Deferred tax asset                             80,600          66,000
 Investment in marketable securities           503,970         588,212
 Deposits and other                             33,969          22,450
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    218,068         217,867
                                             ---------        --------
   Total other assets                        1,241,154       1,299,076
                                             ---------       ---------
                                           $ 3,544,202     $ 3,558,653
                                           ===========     ===========


      See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
                    December 31, 2005

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,     December 31,
                                            2005             2005
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:

 Accounts payable                       $   55,842        $   113,212
 Accrued expenses                          441,140            394,830
 Accounts payable, related party             1,530                  -
 Income taxes payable                      117,827             25,074
 Current portion of long-term debt           6,419                  -
 Current portion of obligations
   under capital leases                     10,950             10,950
 Deferred revenue                          112,402            105,400
                                         ---------           --------
    Total current liabilities              746,110            649,466

Long-term debt, net of current portion     274,763            279,058
Obligations under capital leases,
 net of current portion                     11,931             10,160
                                         ---------            -------
    Total liabilities                    1,032,804            938,684
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding                             38,262             38,262
  Additional paid-in capital             1,359,797          1,359,797
  Retained earnings                      1,113,339          1,221,910
                                         ---------          ---------
    Total stockholders' equity           2,511,398          2,619,969
                                       -----------        -----------
                                       $ 3,544,202        $ 3,558,653
                                       ===========        ===========






         See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the three months ended December 31, 2004 and 2005
                         (Unaudited)
                                       December     December
                                       31, 2004     31, 2005
Revenues:                              --------     --------
 Sales                               $   51,365   $   36,463
 Service contract income                662,105      679,006
 Parking ticket collections             143,159      146,775
                                     ----------   ----------
  Total revenues                        856,629      862,244
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          20,330       36,177
  Cost of services                      175,759      164,198
  Cost of parking ticket
    collections                          28,178       25,636
  General and administrative            415,922      479,222
  Research and development               16,976       14,650
                                      ---------    ---------
   Total costs and expenses             657,165      719,883
                                      ---------    ---------
Income from operations                 199,464       142,361
                                      --------     ---------
Other income (expense):
  Interest income                           21         7,033
  Interest expense                      (7,880)       (6,552)
  Other Income                               -         1,838
  Minority interest in
    loss of subsidiary                   8,402             -
                                     ---------     ---------
   Total other income (expense)            543         2,319
                                     ---------    ----------
Income before provision for
  income taxes                         200,007       144,680
                                     ---------    ----------
Provision for income taxes:
  Current expense                       66,330        21,509
  Deferred expense                       9,725        14,600
                                    ----------     ---------
   Total income tax expense             76,055        36,109
                                    ----------     ---------
Net income                         $   123,952   $   108,571
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               365,118,000   382,618,000
                                  ============   ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the three months ended December 31, 2005
                           (unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2005   382,617,938     $  38,262   $   1,359,797       $ 1,113,339

Net income for the
  three months ended
  December 31, 2005            -              -               -          108,571
                      ----------      ---------       ----------      ----------
Balance, December,
   31, 2005          382,617,938     $  38,262    $   1,359,797      $ 1,221,910

                      ===========     =========    =============     ===========














See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended December 31, 2004 and 2005
                          (Unaudited)

                                          December      December
                                          31, 2004      31, 2005
                                          -------        -------
Cash flows from operating activities:
 Net income                             $  123,952    $  108,571
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           118,359       107,596
   Deferred income tax expense                9,725        14,600
   Minority interest                         (8,979)            -
   Changes in assets and liabilities:
     Accounts receivable                   (110,942)       16,100
     Inventories                              1,239        (9,594)
     Income taxes refundable                (22,085)      (14,505)
     Prepaid expenses                        23,161        20,519
     Accounts payable                        28,576        57,370
     Accounts payable, related party              -        (1,530)
     Accrued expenses                         8,215       (46,310)
     Income taxes payable                    68,254       (92,753)
     Deferred revenue                        (5,136)       (7,002)
                                         ----------     ---------
     Total adjustments                      110,387        44,491
                                         ----------     ---------
    Net cash provided by operating
      activities                            234,339       153,062
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (24,867)      (34,330)
  Increase in software licenses and
    software development costs              (27,157)      (20,561)
  Increase in investments in
    marketable securities                   (45,508)      (84,242)
  Increase in deposits and other
    assets                                    6,225        10,374
                                         ----------     ---------
    Net cash (used in) investing
      activities                            (91,307)     (128,759)
                                         ----------     ---------
Cash flows from financing activities:
  Payments on long-term debt and capital
     leases                                 (40,038)       (3,895)
  Decrease in bank overdraft                (14,645)            -
                                         ----------     ----------
    Net cash (used in) financing
      activities                            (54,683)       (3,895)
                                         -----------    ----------
    Increase in cash and
       cash equivalents                      88,349
        20,408

    Cash and cash equivalents at beginning
      of period                             306,691       533,485
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  395,040   $   553,893
                                         ==========    ==========


See accompanying notes to consolidated financial statements.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2005.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2004 and 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Inventories

Inventories consist of the following at:

                                      September 30,    December 31,
                                         2005             2005
                                      ------------     -----------

       Finished goods                 $   18,835       $  33,018
       Work in process                    17,553          30,036
       Purchased parts and supplies      101,174          84,102
                                      ----------       ---------
                                      $  137,562       $ 147,156
                                      ==========       =========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2005

3. Related party transactions

Related party account balances consist of the following at:

Accounts payable, related party was due to Pan American Products, a company owned by the current president of UTS.
                                      September 30,    December 31
                                        2005              2005
                                      ------------     -----------
Accounts payable, related party       $      1,530     $         -
                                      ============     ===========

4. Income taxes

The provision for income taxes for year ended September 30, 2005 and the three months ended December 31, 2005 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,    December 31,
                                            2005             2005
                                         ------------     -----------
  Non-current deferred tax assets        $    142,200     $   217,800
  Non-current deferred tax liabilities        (61,600)       (151,800)
                                         ------------     -----------
                                         $     80,600     $    66,000
                                         ============     ===========

5.  Recent Accounting Pronouoncements

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of
FASB Statements No. 133 and 140." This amends SFAS No.
133, "Accounting for Derivative Instruments and
Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized

Financial Assets." This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006. Currently, the Company has no derivatives or hedging activities, and thus, there is no impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB
Opinion No. 20 and FASB Statement No. 3." This
Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In December 2004, the FASB issued SFAS No. 123(R),
"Share-Based Payments." SFAS No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123 (R) is effective for the first reporting period beginning after December 15, 2005. The adoption of SFAS 123 (R) did not have a material impact on the financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements". As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company obtain new customers, (ii) the ability of the Company to maintain its competitive position in the parking enforcement business by continuing to offer competitive products and services, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2005, the Company had consolidated working capital of $622,996 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2006.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
AND 2005

REVENUES. From the quarter ended December 31, 2004 to the quarter ended December 31, 2005 revenues increased by $5,615 or .7% from $856,629 to $862,244. The increase in revenues is due to the addition of new customers and products during the quarter ended December 31, 2005. Clancy's Remit-online.com service has processed 41,266 transactions totaling $1,642,601 for the quarter ended December 31, 2005. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. From the quarter ended December 31, 2004 to the quarter ended December 31, 2005, cost of services decreased by $11,561 or 6.6% from $175,759 to $164,198 for the Company. Cost of services as a percentage of service contract income was 26.6% for the 2004 quarter and 24.2% for the 2005 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $16,976 to $14,650, or 13.7%, from the quarter ended December 31, 2004 to 2005. Product development and improvement is still paramount to the Company, and costs are being incurred fordevelopment of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $63,300 or 15.2% from $415,922 to $479,222 for the quarter ended December 31, 2004 and 2005, respectively. The increase relates primarily to increased rent, salaries, office supplies and repairs and maintenance expense at UTS from the opening of offices in Arecibo and Humacao.

NET INCOME. For the quarter ended December 31, 2005, the Company reported net income of $108,571 compared to $123,952 for the quarter ended December 31, 2004. The primary reason for the decrease in net income is the increase in general and administrative expenses at UTS which are discussed above.

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the size and weight of the printers. During the quarter ended December 31, 2005, the Company began production of a printer using wireless Bluetooth technology.

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

The Company's software is developed in-house by four full- time programmers and by the Company's President, Stanley Wolfson, and is maintained and updated on a regular basis.

Clancy is a qualified Microsoft Certified Partner. This relationship allows the Company to receive pre-releases of software products which gives the Company a leading edge on upgrading programs and embedding new services into our systems.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Cauguas commenced in January of 1999. The settlement of ownership between the Company and UTS set forth the opportunity for Clancy management to take a more significant role in the operations of UTS. In September 2005, the Company acquired all outstanding shares of UTS stock in exchange for shares of the Company's common stock.

In June, 2003, a new management team was installed at UTS. Kenneth Stewart is the President of UTS. Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The new management team has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2005-2006 fiscal year. UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working Capital and purchases of equipment. The Company will advance funding to Urban Transit Solutions in order to allow them to expand their operations and reduce their outside debt obligations.

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

                                  -12

Director and Officer insurance premiums have tripled for the Company (this is consistent with the industry as a result of the public company irregularities of several years ago). The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer products shall continue to require a large capital commitment. With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues as a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover, enforcement and accountability of parking revenues will be imperative for all cities.

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

UTS has funded its operations primarily by cash flows and bank debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2006.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $547,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, for Clancy, outstanding ticket fines of approximately $829,000 and for UTS, outstanding ticket fines of approximately $305,000, have not been recognized as revenue at December 31, 2005 based on SEC accounting guidance.

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

Revenue derived from professional service contracts on parking meter and lot fees collections is recognized net of municipalities' fees as services are provided. Related costs consist mainly of depreciation and lot rents.

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

GOODWILL. The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill. Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Intangible Assets", which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2002, a complaint was filed in Denver District Court by
Francis Salazar against the Company. Mr. Salazar was seeking compensation for alleged loss of profit on the sale of 6,000,000 shares of the Company's common stock that carried a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. The complaint alleges that the restrictive legend prevented Salazar from selling the shares during an up tick in the Company's share price. The Company filed a motion to dismiss, which was granted in December 2002, but subsequently overturned on appeal in October 2003.

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

            Filed herewith.
                                  -16-

                                          Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2006	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer