Form 10QSB
period 2006-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2006-05-31
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB


       _X_         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2006

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 31, 2006 is 382,617,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes     No  X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                     INDEX

                                                       Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2005
  and March 31, 2006 (unaudited)                       2 and 3

Consolidated Statement of Income - For the Three
  Months  Ended March 31, 2005 and 2006 (unaudited)       4

Consolidated Statement of Income - For the Six
  Months Ended March 31, 2005 and 2006  (unaudited)       5

Consolidated Statement of Stockholders' Equity - For
 the Six Months Ended March 31, 2006 (unaudited)          6

Consolidated Statement of Cash Flows - For the Six
  Months Ended March  31, 2005 and 2006 (unaudited)	    7

Notes to Unaudited Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      11

PART II.   OTHER INFORMATION                              18

Item 1.  Legal Proceedings                                18

Item 3.  Controls and Procedures                          18

Item 6.  Exhibits                                         18

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                             September 30,   March 31,
                                                 2005           2006
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  533,485      $  581,125
 Accounts receivable, net of allowance
  for doubtful accounts                        508,810         501,147
 Income tax refund receivable                        -          15,170
 Inventories                                   137,562         135,868
 Prepaid expenses                               84,717          41,446
                                            ----------      ----------
    Total current assets                     1,264,574       1,274,756
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                267,021         267,021
 Computers and equipment
   under service contracts                   2,501,874       2,567,595
 Leasehold improvements                         98,936          98,936
 Vehicles, including vehicles
   under capital leases                        150,171         150,171
                                             ---------       ---------
                                             3,018,002       3,083,723
  Less accumulated depreciation             (1,979,528)     (2,149,725)
                                            ----------       ---------
    Net furniture and equipment              1,038,474         933,998
                                            ----------      ----------
Other assets:
 Deferred tax asset                             80,600          39,900
 Investment in marketable securities           503,970         588,212
 Deposits and other                             33,969          25,448
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    218,068         217,817
                                             ---------        --------
   Total other assets                        1,241,154       1,275,924
                                             ---------       ---------
                                           $ 3,544,202     $ 3,484,678
                                           ===========     ===========


      See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,      March 31,
                                            2005             2006
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:

 Accounts payable                       $   55,842        $    46,925
 Accrued expenses                          441,140            379,120
 Accounts payable, related party             1,530                  -
 Income taxes payable                      117,827             48,278
 Current portion of long-term debt           6,419                  -
 Current portion of obligations
   under capital leases                     10,950             10,950
 Notes Payable, related party                    -            175,000
 Deferred revenue                          112,402            104,918
                                         ---------           --------
    Total current liabilities              746,110            765,191

Long-term debt, net of current portion     274,763                  -
Obligations under capital leases,
 net of current portion                     11,931              6,203
                                         ---------            -------
    Total liabilities                    1,032,804            771,394
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding                             38,262             38,262
  Additional paid-in capital             1,359,797          1,359,797
  Retained earnings                      1,113,339          1,315,225
                                         ---------          ---------
    Total stockholders' equity           2,511,398          2,713,284
                                       -----------        -----------
                                       $ 3,544,202        $ 3,484,678
                                       ===========        ===========






         See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended March 31, 2005 and 2006

                                        March         March
                                       31, 2005     31, 2006
                                     (Unaudited)   (Unaudited)
Revenues:                              --------     --------
 Sales                               $   29,144   $   18,755
 Service contract income                565,113      778,941
 Parking ticket collections             110,404      144,205
                                     ----------   ----------
  Total revenues                        704,661      941,901
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          24,261       16,424
  Cost of services                      176,891      164,364
  Cost of parking ticket
    collections                          21,846       22,032
  General and administrative            457,435      516,610
  Research and development               11,443       11,686
                                      ---------    ---------
   Total costs and expenses             691,876      731,116
                                      ---------    ---------
Income from operations                   12,785      210,785
                                      --------     ---------
Other income (expense):
  Interest income                        8,073         6,433
  Interest expense                      (3,603)       (1,534)
  Other Income                               -           455
  Minority interest in
    loss of subsidiary                   1,253             -
                                     ---------     ---------
   Total other income (expense)          5,723         5,354
                                     ---------    ----------
Income before provision for
  income taxes                          18,508       216,139
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             (5,557)       96,726
  Deferred expense                       5,075        26,100
                                    ----------     ---------
  Total income tax expense (benefit)      (482)      122,826
                                    ----------     ---------
Net income                         $    18,990   $    93,313
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               365,118,000   382,618,000
                                  ============   ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Six Months Ended March 31, 2005 and 2006

                                        March         March
                                       31, 2005     31, 2006
                                      (Unaudited)  (Unaudited)
Revenues:                              --------     --------
 Sales                               $   80,509  $    55,218
 Service contract income              1,227,218    1,457,947
 Parking ticket collections             253,563      290,980
                                     ----------   ----------
  Total revenues                      1,561,290    1,804,145
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          44,591       52,601
  Cost of services                      352,650      328,562
  Cost of parking ticket
    collections                          50,024       47,668
  General and administrative            873,357      995,830
  Research and development               28,419       26,336
                                      ---------    ---------
   Total costs and expenses           1,349,041    1,450,997
                                      ---------    ---------
Income from operations                  212,249      353,148
                                      --------     ---------
Other income (expense):
  Interest income                        8,094        13,466
  Interest expense                     (11,483)       (8,086)
  Other Income                               -         2,293
  Minority interest in
    loss of subsidiary                   9,655             -
                                     ---------     ---------
   Total other income (expense)          6,266         7,673
                                     ---------    ----------
Income before provision for
  income taxes                         218,515       360,821
                                     ---------    ----------
Provision for income taxes:
  Current expense                       60,773      118,235
  Deferred expense                      14,800       40,700
                                    ----------     ---------
   Total income tax expense             75,573      158,935
                                    ----------     ---------
Net income                         $   142,942   $  201,886
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               365,118,000   382,618,000
                                  ============   ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the six months ended March 31, 2006
                           (unaudited)




                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2005   382,617,938     $  38,262   $   1,359,797       $ 1,113,339

Net income for the
  six months ended
  March 31, 2006               -              -               -          201,886
                      ----------      ---------       ----------      ----------
Balance, March,
   31, 2006          382,617,938     $  38,262    $   1,359,797      $ 1,315,225

                      ===========     =========    =============     ===========














See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six months ended March 31, 2005 and 2006

                                           March         March
                                          31, 2005      31, 2006
                                        (Unaudited)    (Unaudited)
                                          -------        -------
Cash flows from operating activities:
 Net income                             $  142,942     $  201,886
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           245,717       214,749
   Deferred income tax expense              (14,800)       40,700
   Minority interest                         (9,698)            -
   Changes in assets and liabilities:
     Accounts receivable                    (60,669)        7,663
     Accounts receivable related party       30,019             -
     Inventories                              9,711         1,694
     Income taxes refundable                (11,900)      (15,170)
     Prepaid expenses                        35,526        43,271
     Accounts payable                       (19,395)       (8,917)
     Accounts payable, related party        (38,656)       (1,530)
     Accrued expenses                        12,922       (62,020)
     Income taxes payable                    63,934       (69,549)
     Deferred revenue                       (27,402        (7,484)
                                         ----------     ---------
     Total adjustments                      215,309       143,407
                                         ----------     ---------
    Net cash provided by operating
      activities                            358,251       345,293
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (55,956)      (66,471)
  Increase in software licenses and
    software development costs              (43,171)      (41,262)
  Increase in investments in
    marketable securities                   (97,327)      (84,242)
  Decrease in deposits and other
    assets                                   13,084         6,232
                                         ----------     ---------
    Net cash used in investing
      activities                           (183,370)     (185,743)
                                         ----------     ---------
Cash flows from financing activities:
  Proceeds from notes payable related
   party                                          -       175,000
  Proceeds from borrowings of long term
   debt                                     265,000             -
  Payments on long-term debt and capital
     leases                                (278,667)     (286,910)
  Decrease in bank overdraft                (14,645)            -
                                         ----------     ----------
    Net cash used in financing
      activities                            (28,312)     (111,910)
                                         -----------    ----------
    Increase in cash and
       cash equivalents                     146,569        47,640

    Cash and cash equivalents at beginning
      of period                             306,691       533,485
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  453,260   $   581,125
                                         ==========    ==========


See accompanying notes to consolidated financial statements.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2006

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the six months ended March 31, 2005 and 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Inventories

Inventories consist of the following at:

                                      September 30,    March  31,
                                         2005             2006
                                      ------------     -----------

       Finished goods                 $   18,835       $  35,646
       Work in process                    17,553          44,543
       Purchased parts and supplies      101,174          55,679
                                      ----------       ---------
                                      $  137,562       $ 135,868
                                      ==========       =========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2006

3. Related party transactions


On March 28, 2006, Clancy borrowed $175,000 from Liz Wolfson, an officer and director of the Company. The note is due on March 28, 2007 including interest at 7.75% and is unsecured.

4. Income taxes

The provision for income taxes for year ended September 30, 2005 and the six months ended March 31, 2006 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,     March 31,
                                            2005             2006
                                         ------------     -----------
  Non-current deferred tax assets        $    142,200     $   200,400
  Non-current deferred tax liabilities        (61,600)       (160,500)
                                         ------------     -----------
                                         $     80,600     $    39,900
                                         ============     ===========

5.  Long-term debt

During the six months ended March 31, 2006, the Company paid in full its long-term debt in the amount of $265,000.

Item. 2

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

At March 31, 2006, the Company had consolidated working capital of $509,565 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2006.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED March 31, 2005
AND 2006

REVENUES. From the three month quarter ended March 31, 2005 to the three month quarter ended March 31, 2006 revenues increased by $237,240 or 33.67% from $704,661 to $941,901. The increase in revenues is due to the addition of new customers and products during the quarter ended March 31, 2006. Clancy's Remit-online.com service has processed 42,750 transactions totaling $1,710,125 for the quarter ended March 31, 2006. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the three month quarter ended March 31, 2005 compared to the three month quarter ended March 31, 2006, cost of services decreased by $12,527 or 7.08% from $176,891 to $164,364 for the Company. Cost of services as a percentage of service contract income was 31.3% for the 2005 quarter and 21.1% for the 2006 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $11,443 to $11,686, or 2.12%, from the quarter ended March 31, 2005 to 2006. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $59,175 or 12.9% from $457,435 to $516,610 for the quarter ended March 31, 2005 and 2006, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and from UTS opening additional offices.

NET INCOME. For the quarter ended March 31, 2006, the Company reported net income of $93,313 compared to $18,990 for the quarter ended March
31, 2005. The primary reason for the increase in net income is the increase in net revenue which is discussed above.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2005
AND 2006

REVENUES. From the six month quarter ended March 31, 2005 to the six month quarter ended March 31, 2006 revenues increased by $242,855 or 15.55% from $1,561,290 to $1,804,145. The increase in revenues is due to the addition of new customers and products during the six months ended March 31, 2006. Clancy's Remit-online.com service has processed 83,570 transactions totaling $3,352,709 for the six months ended March 31, 2006. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the six months ended March 31, 2005 compared to the six months ended March 31, 2006, cost of services decreased by $24,088 or 6.83% from $352,650 to $328,562 for the
Company. Cost of services as a percentage of service contract income was 28.74% for the 2005 quarter and 22,54% for the 2006 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $28,419 to $26,336, or 7.33%, from the six months ended March 31, 2005 to 2006. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $122,473 or 14.02% from $873,357 to $995,830 for the six months ended March 31, 2005 and 2006, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and UTS opening offices in additional cities.

NET INCOME. For the six months ended March 31, 2006, the Company reported net income of $201,886 compared to $142,942 for the six months ended March 31, 2005. The primary reason for the increase in net income is the increase in net revenue which is discussed above.

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

The Company manufactures a printer to interface to Palm handheld devices. It incorporates a state of the art print mechanism, light weight battery technology, and flat forms. The Company has also developed a keyboard cradle for the Palm devices. The Palm keyboard has a 45 key full alpha/numeric keypad with function keys and assignable function keys.

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

URBAN TRANSIT SOLUTIONS

In September 2005,the Company acquired all outstanding shares of UTS stock in exchange for shares of the Company's common stock. Its ownership therefore changed from 72% to 100%.

Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The management team of UTS has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2005-2006 fiscal year. UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working Capital and purchases of equipment. The Company will advance funding to Urban Transit Solutions in order to allow them to expand their operations and reduce their outside debt obligations.

TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to additional accounting and auditing procedures for compliance with new corporate governance mandates. The Company now utilizes three different accounting firms for preparation of financial statements, reviews and auditing functions.

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

In addition, for Clancy, outstanding ticket fines of approximately $900,000 and for UTS, outstanding ticket fines of approximately $380,000, have not been recognized as revenue at December 31, 2005 based on SEC accounting guidance.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes in legal proceedings occurred during the quarter ended March 31, 2006.

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

Date: May 31, 2006	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer