Form 10QSB
period 2006-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2006-08-17
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB


       _X_         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2006

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 14, 2006 is 382,617,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes     No  X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                     INDEX

                                                       Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2005
  and June  30, 2006 (unaudited)                       2 and 3

Consolidated Statements of Income - For the Three
  Months  Ended June 30, 2005 and 2006 (unaudited)        4

Consolidated Statements of Income - For the Nine
  Months Ended June  30, 2005 and 2006  (unaudited)       5

Consolidated Statement of Stockholders' Equity - For
 the Nine Months Ended June 30, 2006 (unaudited)          6

Consolidated Statements of Cash Flows - For the Nine
  Months Ended June 30, 2005 and 2006 (unaudited)	  7

Notes to Unaudited Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      11

PART II.   OTHER INFORMATION                              18

Item 1.  Legal Proceedings                                18

Item 3.  Controls and Procedures                          18

Item 6.  Exhibits                                         18

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,    June 30,
                                                 2005           2006
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  533,485      $  581,423
 Accounts receivable, net of allowance
  for doubtful accounts                        508,810         622,608
Inventories                                   137,562          115,361
 Prepaid expenses                               84,717          56,149
                                            ----------      ----------
    Total current assets                     1,264,574       1,375,541
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                267,021         267,021
 Computers and equipment
   under service contracts                   2,501,874       2,595,882
 Leasehold improvements                         98,936          98,936
 Vehicles, including vehicles
   under capital leases                        150,171         150,171
                                             ---------       ---------
                                             3,018,002       3,112,010
  Less accumulated depreciation             (1,979,528)     (2,233,603)
                                            ----------       ---------
    Net furniture and equipment              1,038,474         878,407
                                            ----------      ----------
Other assets:
 Deferred tax asset                             80,600          70,700
 Investment in marketable securities           503,970         588,212
 Deposits and other                             33,969          22,885
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    218,068         217,837
                                             ---------        --------
   Total other assets                        1,241,154       1,304,181
                                             ---------       ---------
                                           $ 3,544,202     $ 3,558,129
                                           ===========     ===========


      See accompanying notes to consolidated financial statements.
                              -2-

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,       June 30,
                                            2005             2006
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $   55,842        $    92,716
 Accrued expenses                          441,140            404,879
 Accounts payable, related party             1,530                  -
 Income taxes payable                      117,827             15,396
 Current portion of long-term debt           6,419                  -
 Current portion of obligations
   under capital leases                     10,950              3,211
 Notes Payable, related party                    -            150,000
 Deferred revenue                          112,402             90,986
                                         ---------           --------
    Total current liabilities              746,110            775,188

Long-term debt, net of current portion     274,763                  -
Obligations under capital leases,
 net of current portion                     11,931             10,527
                                         ---------            -------
    Total liabilities                    1,032,804            767,715
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding                             38,262             38,262
  Additional paid-in capital             1,359,797          1,359,797
  Retained earnings                      1,113,339          1,392,355
                                         ---------          ---------
    Total stockholders' equity           2,511,398          2,790,414
                                       -----------        -----------
                                       $ 3,544,202        $ 3,558,129
                                       ===========        ===========






         See accompanying notes to consolidated financial statements.
                              -3-

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended June 30,2005 and 2006

                                        June          June
                                       30, 2005     30, 2006
                                     (Unaudited)   (Unaudited)
Revenues:                              --------     --------
 Sales                               $   29,849   $   46,797
 Service contract income                648,285      774,176
 Parking ticket collections              82,126       59,550
                                     ----------   ----------
  Total revenues                        760,260      880,523
                                     ----------   ----------
Costs and expenses:
  Cost of sales                           8,448       26,956
  Cost of services                      204,649      215,696
  Cost of parking ticket
    collections                          21,356       20,038
  General and administrative            538,811      536,647
  Research and development               16,601        9,022
                                      ---------    ---------
   Total costs and expenses             789,865      808,359
                                      ---------    ---------
Income from operations                  (29,605)      72,164
                                      --------     ---------
Other income (expense):
  Interest income                           643        9,900
  Interest expense                      (2,288)      (10,918)
  Other Income                               -         2,082
  Minority interest in
    loss of subsidiary                  32,717             -
                                     ---------     ---------
   Total other income (expense)         31,072         1,064
                                     ---------    ----------
Income before provision for
  income taxes                           1,467        73,228
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             (2,283)       26,898
  Deferred expense (benefit)             6,000       (30,800)
                                    ----------     ---------
  Total income tax expense (benefit)    (8,283)       (3,902)
                                    ----------     ---------
Net income                         $     9,750   $    77,130
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               365,118,000   382,618,000
                                  ============   ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Nine Months Ended June 30, 2005 and 2006

                                         June         June
                                       30, 2005     30, 2006
                                      (Unaudited)  (Unaudited)
Revenues:                              --------     --------
 Sales                               $  110,358  $   102,015
 Service contract income              1,875,503    2,232,123
 Parking ticket collections             335,689      350,530
                                     ----------   ----------
  Total revenues                      2,321,550    2,684,668
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          53,039       79,557
  Cost of services                      557,299      544,258
  Cost of parking ticket
    collections                          71,380       67,706
  General and administrative          1,412,168    1,532,477
  Research and development               45,020       35,358
                                      ---------    ---------
   Total costs and expenses           2,138,906    2,259,356
                                      ---------    ---------
Income from operations                  182,644      425,312
                                      --------     ---------
Other income (expense):
  Interest income                        8,736        23,366
  Interest expense                     (13,770)      (19,004)
  Other Income                               -         4,375
  Minority interest in
    loss of subsidiary                  42,372             -
                                     ---------     ---------
   Total other income (expense)         37,338         8,737
                                     ---------    ----------
Income before provision for
  income taxes                         219,982       434,049
                                     ---------    ----------
Provision for income taxes:
  Current expense                       58,490      145,133
  Deferred expense                       8,800        9,900
                                    ----------     ---------
   Total income tax expense             67,290      155,033
                                    ----------     ---------
Net income                         $   152,692   $  279,016
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               365,118,000   382,618,000
                                  ============   ===========
*Less than $.01 per share
See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the nine months ended June 30, 2006
                           (unaudited)

                                                     Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2005   382,617,938     $  38,262   $   1,359,797       $ 1,113,339

Net income for the
  nine months ended
  June 30, 2006                -              -               -          279,016
                      ----------      ---------       ----------      ----------
Balance, June,
   30, 2006          382,617,938     $  38,262    $   1,359,797      $ 1,392,355

                      ===========     =========    =============     ===========














                  See accompanying notes to consolidated financial statements.
                                          -6-


               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended June 30, 2005 and 2006

                                            June          June
                                          30, 2005      30, 2006
                                        (Unaudited)    (Unaudited)
                                          -------        -------
Cash flows from operating activities:
 Net income                             $  152,692     $  279,016
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           373,451       321,920
   Deferred income tax expense                8,800         9,900
   Minority interest                        (42,414)            -
   Changes in assets and liabilities:
     Accounts receivable                    (30,426)     (113,798)
     Accounts receivable related party       30,019             -
     Inventories                              5,380        22,201
     Income taxes refundable                 13,271             -
     Prepaid expenses                        14,525        28,568
     Accounts payable                       (10,089)       36,874
     Accounts payable, related party        (38,656)       (1,530)
     Accrued expenses                        47,442       (36,261)
     Income taxes payable                    13,923      (102,431
     Deferred revenue                        (5,933)      (21,416)
                                         ----------     ---------
     Total adjustments                      379,293       144,027
                                         ----------     ---------
    Net cash provided by operating
      activities                            531,985       423,043
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (93,152)      (96,226)
  Increase in software licenses and
    software development costs              (62,803)      (61,963)
  Increase in investments in
    marketable securities                   (97,325)      (84,242)
  Decrease in deposits and other
    assets                                   20,059         7,651
                                         ----------     ---------
    Net cash used in investing
      activities                           (233,221)     (234,780)
                                         ----------     ---------
Cash flows from financing activities:
  Proceeds from notes payable related
   party                                                  175,000
  Payments on notes                               -       (25,000)
  Proceeds from borrowings of long term
   debt                                     284,938             -
  Payments on long-term debt and capital
     leases                                (271,878)     (290,325)
  Decrease in bank overdraft                (14,645)            -
                                          ----------     ----------

 Net cash used in financing
      activities                             (1,585)     (140,325)
                                         -----------    ----------
    Increase in cash and
       cash equivalents                     297,179        47,938

    Cash and cash equivalents at beginning
      of period                             306,691       533,485
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  603,870   $   581,423
                                         ==========    ==========


See accompanying notes to consolidated financial statements.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the nine months ended June 30, 2005 and 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Inventories

Inventories consist of the following at:

                                      September 30,     June 30,
                                         2005             2006
                                      ------------     -----------

       Finished goods                 $   18,835       $  19,672
       Work in process                    17,553          55,399
       Purchased parts and supplies      101,174          40,290
                                      ----------       ---------
                                      $  137,562       $ 115,361
                                      ==========       =========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June  30, 2006

3. Related party transactions


On March 28, 2006, Clancy borrowed $175,000 from Liz Wolfson, an officer and director of the Company. The Company made a payment on the note in the amount of $26,895, including interest on May 15, 2006. The balance is due on March 28, 2007 including interest at 7.75% and is unsecured.

4. Income taxes

The provision for income taxes for year ended September 30, 2005 and the nine months ended June 30, 2006 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,      June 30,
                                            2005             2006
                                         ------------     -----------
  Non-current deferred tax assets        $    142,200     $   211,700
  Non-current deferred tax liabilities        (61,600)       (141,000)
                                         ------------     -----------
                                         $     80,600     $    70,700
                                         ============     ===========

5.  Long-term debt

During the nine months ended June 30, 2006, the Company paid in full its long-term debt in the amount of $265,000.

Item. 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Management's Statement Regarding Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements". As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to maintain its competitive position in the parking enforcement business by continuing to offer competitive products and services, (iii) the ability of the Company to reduce costs and thereby maintain adequate profit margins.

At June 30, 2006, the Company had consolidated working capital of $600,353 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2006.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED June 30, 2005
AND 2006

REVENUES. From the three month quarter ended June, 2005 to the three month quarter ended June 30, 2006 revenues increased by $120,263 or 5.8% from $760,260 to $880,523. The increase in revenues is due to the addition of new customers and products during the quarter ended June 30, 2006. Clancy's Remit-online.com service has processed 45,934 transactions totaling $1,839,352 for the quarter ended June 30, 2006. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the three month quarter ended June 30, 2005 compared to the three month quarter ended June 30, 2006, cost of services increased by $11,047 or 5.4% from $204,649 to $215,696 for the Company. Cost of services as a percentage of service contract income was 31.6% for the 2005 quarter and 27.9% for the 2006 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $16,601 to $9,022, or 45.7%, from the quarter ended June 30, 2005 to 2006. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $2,164 or .4% from $538,811 to $536,647 for the quarter ended June 30, 2005 and 2006, respectively.

NET INCOME. For the quarter ended June 30, 2006, the Company reported net income of $77,130 compared to $9,750 for the quarter ended June 30, 2005. The primary reason for the increase in net income is the increase in net revenue which is discussed above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2005
AND 2006

REVENUES. From the nine month quarter ended June 30, 2005 to the nine month quarter ended June 30, 2006 revenues increased by $363,118 or 15.6% from $2,321,550 to $2,684,668. The increase in revenues is due to the addition of new customers and products during the nine months ended June 30, 2006. Clancy's Remit-online.com service has processed 129,504 transactions totaling $5,192,061 for the nine months ended June 30, 2006. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the nine months ended June 30, 2005 compared to the nine months ended June 30, 2006, cost of services decreased by $13,041 or 2.3% from $557,299 to $544,258 for the
Company. Cost of services as a percentage of service contract income was 29.7% for the 2005 quarter and 24.4% for the 2006 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $45,020 to $35,358, or 21.5%, from the nine months ended June 30, 2005 to 2006. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $120,309 or 8.5% from $1,412,168 to $1,532,477 for the nine months ended
June 30, 2005 and 2006, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and UTS opening offices in additional cities.

NET INCOME. For the nine months ended June 30, 2006, the Company reported net income of $279,016 compared to $152,692 for the nine months ended June 30, 2005. The primary reason for the increase in net income is the increase in net revenue which is discussed above.

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

Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. The management team of UTS has taken an aggressive approach to bringing the accounts payable current, reducing unnecessary expenses and reducing debt obligations. The Company expects to see an improvement to UTS profitability during the 2005-2006 fiscal year. UTS has funded its operations primarily by loans and cash flows. It has notes payable and capital lease obligations arising from borrowings for working Capital and purchases of equipment. The Company has advanced funding to Urban Transit Solutions in order to allow them to expand their operations and reduce their outside debt obligations.

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

UTS has funded its operations primarily by cash flows, bank debt, and advances from the Company. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2006.

The Company manufactures and markets the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. There is a demand for the Denver Boot for enforcement on private property. Exposure on the Internet has been favorable for sales of this product.

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

In addition, outstanding ticket fines of approximately
$2,518,305 for UTS and $380,000 for Clancy, have not been recognized as revenue at June 30, 2006 based on SEC accounting guidance.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes in legal proceedings occurred during the quarter ended June 30, 2006.

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report.

Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

Item 6.  Exhibits

   (a) Exhibits

   Exhibit 31.1 Section 302 Certification by Chief Executive Officer
   Exhibit 31.2 Section 302 Certification by Chief Financial Officer
   Exhibit 32.1 Section 906 Certification by Chief Executive Officer
   Exhibit 32.2 Section 906 Certification by Chief Financial Officer

            Filed herewith.
                                  -17-

                                          Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer