Form 10KSB
period 2006-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2006-12-26
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2006

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

     The Company's revenues for its most recent fiscal year were $3,535,542.

     The aggregate market value of the voting stock held by non affiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 15, 2006 was approximately $3,148,462.

The number of shares outstanding of the issuer's classes of common stock, as of December 22, 2006 is 382,617,938 shares, $.0001 par value.


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

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). UTS is a consolidated subsidiary and is therefore included in the consolidated financial statements of Clancy as of September
30, 2005 and 2006.

In December 2003, the Company advanced additional funds to UTS which resulted in additional shares being issued to bring its ownership to 72%.

In September 2005, both the board of directors and shareholders of UTS and the board of directors of Clancy Systems International, Inc. approved an agreement to acquire the remaining shares of UTS stock from the other shareholders in exchange for Clancy stock. As a result of this exchange, UTS is a wholly owned subsidiary of the Company at September 30, 2005 and 2006.

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

Significant Customers.

Presently, the Company has 152 customers. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

Privatization Contracts. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT, Los Angeles Metropolitan Transportation Authority (LAMTA) and Norwalk Transit Santa Fe Springs (NTSFS).
For the City of Logan, the Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The Company pays the City a 50/50 split after all expenses are paid. For LAMTA and NTSFS, the Company provides lot services including signage and striping, ticket issuance, permit fulfillment, special event parking, and other related services. Fees are based on the different service levels.

Urban Transit Solutions, Puerto Rico.

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to
$500,000 in funding to UTS between January 20, 1998 and April 30,
1999.  At September 30, 2001, the Company had paid $500,000 to UTS.
UTS currently has contracts in Mayaguez, Humacao, Carolina, San German, Manati, Arecibo Caguas, and beginning in October 2006 with Isabela, Aquas Buenas, and Ponce, Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and is responsible for collection of parking meter revenues. In Caguas, UTS leases parking facilities from the City and collects the parking revenues from the lot. UTS has installed meters and provides ticket issuance parking enforcement. In Humacao, UTS installed meters and collects revenues from the meters as well as provides ticket issuance parking enforcement. UTS is completing installation of parking meters in San German and will also provide ticket issuance and enforcement. UTS anticipates additional contracts in Puerto Rican cities for meter installation, collections and ticket issuance enforcement. The marketing approach is to bring Puerto
Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations. Currently UTS accounts for approximately 42% of total revenues.

Patents and Licenses.

The Company obtained a patent (No. 5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expires April 2008.

The Company also obtained a patent for a printer latch on June 27, 2000. The patent expires in June 2019.

The Company applied for a patent for its palmtype and Palm specific software in July 2002. The Company was awarded patent No. 6,970,109 on November 29, 2005.

The Company has also filed for and was granted
Trademarks for PARK-BY-PHONE. On July 26, 2005, the Company received trademark No. 2,979,359 for PARK-BY-PHONE.COM and trademark No. 2,979,358 for PARK-BY-PHONE.

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

The Company spent $70,317 and $43,915 on research and development activities for the fiscal years ended September 30, 2005 and 2006, respectively. None of the cost of such activities was borne directly by the customers.

Compliance with Environmental Laws.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company. The Company has entered into an arrangement with RBRC (Rechargeable Battery Recycling Corporation) for the recycling of all batteries.

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

Item 2.    Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2,464 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2008.

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2007.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $500 per month plus utilities pursuant to a lease agreement which expires June 30, 2007.

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

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. That petition is pending.

During the year ended September 30, 2005, UTS initiated legal action against one of its previous legal counsels alleging malpractice in the services provided. Management believes, based on the advise of the Company's current legal counsel that the suit could result in a settlement award by the court in favor of the Company. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any amounts asserted in the litigation.

UTS is in dispute with the Puerto Rico Municipality Revenue Center (CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxes owned from 1998. The Company has filed a written protest as to these assessments and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes an adequate provision, amounting to $313,069, has been made in the financial statements for any possible liability.

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


                             High bid   Low bid

10/1/04  - 12/31/04        $ .02       $ .019
01/01/05 - 03/31/05          .0179       .0179
04/01/05 - 06/30/05          .019        .017
07/01/05 - 09/30/05          .017        .0125
10/01/05 - 12/30/05          .010        .010
01/01/06 - 03/31/06          .014        .010
04/01/06 - 06/30/06          .014        .012
07/01/06 - 09/30/06          .013        .011




On December 12, 2006 the reported bid and asked prices for the Company's Common Stock were $.016 and $.014, respectively.

The approximate number of record holders of the Company's
Common Stock on December 12, 2006 was 568. The Company has paid no dividends with respect to its Common Stock.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2006, the Company had working capital of $710,298 as compared to $518,464 at September 30, 2005.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2007.

Clancy's current consolidated ratio increased from 1.69 to 1 to
2.33 to 1 from September 30, 2005 to September 30, 2006.

REVENUES. From fiscal 2005 to fiscal 2006 revenues increased by approximately $512,521 or 17.0% from $3,023,021 to $3,535,542. This increase in revenues is due to the addition of new customers and products during the year ended September 30, 2006. Clancy's Remit-online services has processed 179,353 transactions totaling $7,156,982 for the year ended September 30, 2006.
Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. From fiscal 2005 to fiscal 2006, cost of services increased by $63,185 or 8.8% from $714,669 to $777,854.
Cost of services as a percentage of service contract income was 29.0% for fiscal 2005 and 25.5% for fiscal 2006. The decrease in cost of services was a small factor in the increased earnings.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $70,317 to $43,915, or 37.5%, from fiscal 2005 to 2006. Product development and improvement to current products is paramount to the Company and the Company has some new products in development. The decrease is due to research and development projects of new technology done in the prior year which are now incorporated into the current products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $229,035 or 12.6% from $1,823,719 to $2,052,754 from fiscal 2005 to 2006. The increase in general and administrative costs for the Company is primarily due to the substantial addition of two new offices opened by UTS in October 2005.

NET INCOME. The Company reported net income of $175,952 for fiscal 2005 as compared to $335,563 for fiscal 2006. The primary reason for the increase in net income of $159,611 for fiscal 2006 is the increase in net revenue which is discussed above.

During the fiscal years ended September 30, 2005 and 2006, the Company had in place a total of approximately 146 and 152 ticket issuance systems respectively.

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

The Company manufactures a printer to interface to Palm
Ipaq, and other handheld devices. It incorporates a state of the art printer mechanism, light weight battery technology, and prints flat ticket forms. The company also manufactures a keyboard cradle for Palm devices. The Palm keyboard features a full 45 key alpha/numeric keypad with assignable function keys.

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

Clancy is qualified as a Microsoft Certified Partner.
The relationship allows the Company to receive pre-releases of software products which gives the Company a leading edge on upgrading programs and embedding new services into its systems.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1998. Collections from parking lot fees from Caguas commenced in January 1999. The Company's loan to its primary bank and private lender have been paid back by the Company's cash flows.

In September 2005, the Company acquired all outstanding shares of UTS stock in exchange for shares of the Company's common stock. It's ownership changed from 72% to 100%.

Damaris Carasquillo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. UTS has funded its operations primarily by loans and cash flows. During fiscal 2005-2006 UTS consolidated all of its loans into one note payable to the Company. The note is a five year note payable in monthly installments.

UTS continues to add new clients. For the city of Ponce, UTS will install 800 meters. For the city of Agua Buena, UTS will install
500 meters. For the city of Isabela, UTS will install 500 meters. These installations will be completed by June 2007.

TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to additional accounting and auditing procedures. The Company now utilizes four different accounting firms for preparation of financial statements, reviews and auditing functions.

Director and Officer insurance premiums have tripled for the Company(this is consistent with the industry as a result of the public company accounting irregularities of several years ago). The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

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

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2007.

UTS has funded its operations primarily by cash flows and debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With installation of new contracts, the Company anticipates that UTS will continue to be profitable for the year ending September 2007.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $700,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company realizes revenue on each transaction as each remitter pays the Company a processing fee to use the service. The net amount received by the company per transaction varies based on the remitter's payment amount.

In addition, outstanding ticket fines of approximately
$5,994,736 for UTS and $900,000 for Clancy's Logan, UT operation have not been recognized as revenue at September
30, 2006 based on SEC accounting guidance.


CONTRACTUAL OBLIGATIONS

The following obligations are those of the consolidated
Company.

                             Payment Due by Period

Contractual           Less than
Obligations   Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt          $   ---  $   ---   $     ---   $   ---     $   ---

Capital
Lease
Obligations    14,920    4,068      10,852       ---         ---

Operating
Leases
   UTS         72,000    60,000     12,000        ---        ---
   Clancy      49,335    29,601     19,734        ---        ---

Purchase
Obligations       ---       ---        ---        ---        ---

Other Long-
term
obligations       ---       ---        ---        ---        ---
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 136,255  $  93,669  $  42,586 $     ---     $   ---
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

GOODWILL.

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), "Goodwill and Intangible Assets", which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2005 or 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and /or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.
This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal periods ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement. The Effective date for SFAS 157 is effective for years beginning after November 15, 2007.

In June 2005, the EITF reached a consensus on Issue No. 05-6("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting period beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our consolidated financial statements.

FIN No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (Issued 6/06)." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect adoption of FIN No. 48 to have a material impact on our financial statements.

STOCK PURCHASE

The Company has implemented a reacquisition of equity securities to commence in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

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

A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading in January 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market,if the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange
Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks.
Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. Furthermore, at present there is relatively limited trading in our stock which could cause our price to fall if shares are sold into the market.

We Could Lose Our Ability to Trade on the OTC Bulletin Board

During the year ended September 2006, our common stock was removed from Over-the-Counter Bulletin Board because our Form 10-KSB for fiscal year ended September 30, 2005 and our Form 10-QSB for quarter ended December 31, 2005 were filed late. In August 2006, the company was relisted on the Over-the-Counter Bulletin Board Exchange. However, if we fail to remain current in our filings with the SEC, we could once again lose our ability to trade on the Over the Counter Bulletin Board.

Because our officers and directors exercise combined voting power of more than 41% of our common stock, they may be able to significantly influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

Stanley and Lizabeth Wolfson currently own 34.42% and James Nyman owns 7% of our outstanding common stock. Accordingly, they may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, Mr. and Mrs. Wolfson and Mr. Nyman may be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws if the remaining shareholders do not vote against such a proposal, depending on the number of votes cast on any proposal. Their interests may conflict with the interests of our other shareholders.

Item 7.    Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

  Reports of Independent Registered Public Accounting
      Firms                                              F-1

  Consolidated Balance Sheets - September 30, 2005 and
                               September 30, 2006        F-3

  Consolidated Statements of Income -
               Years ended September 30, 2005 and 2006   F-5

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2005 and 2006   F-6

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2005 and 2006   F-7

 Notes to Consolidated Financial Statements              F-9

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          NONE

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    63    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       61    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      60    2003

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

The Nominating Committee has held no formal meetings and taken no action by unanimous written consent through December 15, 2006.

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

Item 10. Executive Compensation.

General.  For the fiscal year ended September 30, 2006
the Company paid a ten percent sales commission totaling $2,611 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $86,500 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                           Other annual
principal position            Year        Salary    compensation


Stanley J. Wolfson            2006       $86,500       $2,611
President and Chief           2005        81,600        2,813
Executive Officer             2004        77,700        2,773

Compensation of Directors

Each member of the Board of Directors is paid an annual fee of $5,000, distributed at $1,250 per quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of December 15, 2006 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)            34.42%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

James R. Nyman                   26,835,000 (2)             7.0%
2529 Via Olivera
Palos Verdes, CA 90274

All officers and directors      157,727,779 (1&2)          41.42%
as a group (3 persons)

(1)Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

(2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2005 and 2006, the commissions totaled $2,813 and $2,611 respectively.

In March 28, 2006, the Company entered into an unsecured note payable agreement with Liz Wolfson, an officer and director of the Company, in the amount of $175,000, with interest at a rate of 7.75% per annum on the unpaid balance, payable in periodic payments of $25,000 plus interest. As of September 30,2006, the note was paid in full and the Company paid interest related to the note of $4,223.


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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Item 14.  Principal Accountant Fees and Services.

..
AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2006 and 2005 by Stark Winter Schenkein & Co, LLP. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $32,100 and $5,000.00, respectively.

The Board of Directors approved the selection of Stark Winter
Schenkein & CO, LLP to conduct its audit work on October 1, 2006.

                              SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CLANCY SYSTEMS INTERNATIONAL, INC.


                               By  /s/ Stanley J. Wolfson
                               Stanley J. Wolfson, President
                               and Chief Executive Officer


Date:  December  22,  2006

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  December 22,  2006        /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, President,
                                 Chief Executive Officer and a
                                 Director

Date: December 22,  2006         /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: December  22,  2006        /s/James R.Nyman
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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSM for the year ended September 30, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Clancy Systems International, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Urban Transit Solutions, Inc., a 100% owned subsidiary, which statements reflect 31% and 27% of total consolidated assets as of September 30, 2006 and 2005, respectively, and 42% and 29% of consolidated revenues for the years ended September 30, 2006 and 2005, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2006 and 2005, and for the years then ended is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc. as of September 30, 2006 and 2005, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 4, 2006

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the accompanying balance sheets of Urban Transit Solutions, Inc. as of September 30, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Kevane Grant Thornton LLP


San Juan, Puerto Rico
November 6, 2006

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2005 AND 2006

                           ASSETS
                                          2005       2006
Current assets:                           ----       ----

Cash and cash equivalents            $  533,485  $  387,663
Accounts receivable, net of
   allowance for doubtful accounts
   of $11,438 and $11,000               508,810     642,056
Income tax refund receivable                  -      23,264
Inventories                             137,562     104,224
Prepaid expenses                         84,717      89,124
                                      ---------   ---------
   Total current assets               1,264,574   1,246,331
                                      ---------   ---------
Furniture and equipment, at cost:
  Office furniture and equipment        267,021     226,011
  Equipment under service contracts   2,501,874   2,638,800
  Leasehold improvements                 98,936      81,424
  Vehicles, including vehicles
    under capital leases                150,171     149,886
                                       --------    --------
                                      3,018,002   3,096,121
  Less accumulated depreciation      (1,979,528) (2,250,994)
                                     ----------- -----------
   Net furniture and equipment        1,038,474     845,127
                                     ----------   ---------
Other assets:
  Deferred tax asset                     80,600      65,100
  Marketable securities
   ($400,000 pledged)                   503,970     588,212
  Deposits and other                     33,969      21,740
  Goodwill                              404,547     404,547
  Software development costs, net
   of accumulated amortization
   of $255,413 and $338,676             218,068     221,878
                                      ---------   ---------
 Total other assets                   1,241,154   1,301,477
                                      ---------   ---------
                                    $ 3,544,202 $ 3,392,935
                                     ==========  ==========

     See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2005 AND 2006
           LIABILITIES AND STOCKHOLDERS' EQUITY
                   (continued)

                                           2005       2006
Current liabilities:                       ----       ----

 Accounts payable                     $   55,842   $  27,826
 Accrued expenses                        441,140     376,075
 Accounts payable, related party           1,530           -
 Income taxes payable                    117,827           -
 Current portion of long term debt         6,419           -
 Current portion of obligations
   under capital leases                   10,950       3,279
 Deferred revenue                        112,402     128,853
                                       ----------  ---------
    Total current liabilities            746,110     536,033
                                       ---------   ---------
Long-term debt, net of current
  portions                               274,763           -
Obligations under capital leases,
  net of current portion                  11,931       9,941
                                       ---------   ---------
     Total liabilities                 1,032,804     545,974
                                       ---------   ---------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                 -           -
  Common stock, $.0001 par value;
    800,000,000 authorized,
    382,617,938 shares issued
    and outstanding                       38,262      38,262
  Additional paid-in capital           1,359,797   1,359,797
  Retained earnings                    1,113,339   1,448,902
                                       ---------   ---------
    Total stockholders' equity         2,511,398   2,846,961
                                       ---------   ---------
                                     $ 3,544,202 $ 3,392,935
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-4

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

                                             2005       2006
Revenues:                                    ----       ----
  Sales                                 $  140,340  $  128,661
  Service contract income                2,466,473   3,052,259
  Parking ticket collections and other     416,208     354,622
                                        ----------    ---------
  Total revenues                         3,023,021   3,535,542
                                        ----------   ---------
Costs and expenses:
  Cost of sales                             71,814      106,714
  Cost of services                         714,669      777,854
  Cost of parking ticket collections        95,104       91,792
  General and administrative             1,823,719    2,052,754
  Research and development                  70,317       43,915
                                         ---------    ---------
  Total costs and expenses               2,775,623    3,073,029
                                         ---------    ---------
Income from operations                     247,398      462,513
                                         ---------    ---------
Other income (expense):
  Interest income                           27,547       27,177
  Interest expense                         (21,831)     (18,440)
  Other income                              19,236       10,486
  Minority interest in loss of subsidiary   41,943            -
                                         ---------     --------
   Total other income (expense)             66,895       19,223
                                         ---------     --------
Income before provision for income
  taxes                                    314,293      481,736

Provision for income taxes:
  Current expense                         (202,941)    (130,673)
  Deferred benefit (expense)                64,600      (15,500)
                                         ---------     --------
                                          (138,341)    (146,173)
                                         ---------     --------
Net income                               $ 175,952    $ 335,563
                                         =========    =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding - basic and diluted        365,310,000  382,618,000
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.
                           F-5

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

                                                   Additional
                               Common Stock          Paid-In        Retained
                            Shares       Amount      Capital        Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2004                365,117,938   $   36,512  $  1,151,547     $ 937,387

 Common shares issued
  to acquire minority
  interests of UTS       17,500,000         1,750       208,250          ---

Net income for year
  ended September 30,
  2005                           ---          ---            ---      175,952
                          ----------     --------     ----------   -----------
Balance, September 30,
 2005                    382,617,938       38,262      1,359,797    1,113,339

Net income for year
 ended September 30,
 2006                            ---          ---            ---       335,563
                           ---------      -------       --------      --------
Balance, September
 30, 2006               382,617,938    $  38,262   $  1,359,797      $1,448,902
                       ============    =========     ==========      ==========









See accompanying notes to consolidated financial statements.






              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

                                            2005         2006
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $  175,952   $  335,563
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization          521,477      418,305
   Bad debt expense, related party         30,019            -
   Deferred income tax expense            (64,600)      15,500
   Minority interest                      (41,943)           -
   Loss on disposal of equipment                -          283
   Changes in assets and liabilities:
     Accounts receivable                  (59,182)   (133,246)
     Inventories                          (30,023)     33,338
     Income tax refund receivable          18,724     (23,264)
     Prepaid expenses                     (10,151)     (4,407)
     Accounts payable                    (133,567)    (28,016)
     Accounts payable, related party      (37,126)     (1,530)
     Accrued expenses                     124,193     (65,065)
     Income taxes payable                 117,827    (117,827)
     Deferred revenue                     (13,676)     16,451
                                          -------    --------
     Total Adjustments                    415,972     110,522
                                          -------     -------
Net cash provided by operating
  activities                              591,924     446,085
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment  (90,420)   (137,400)
  Increase in software licenses and
    software development costs            (88,397)    (87,073)
  Increase in investments in marketable
    securities                           (150,133)    (84,242)
  Decrease in deposits and other assets       (66)      7,651
                                          -------    --------
Net cash (used in) investing
  activities                             (329,016)   (301,064)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable, related
   party                                      ---     175,000
 Payments on notes payable, related
   party                                      ---    (175,000)
 Proceeds from borrowings of long term
   debt                                   265,000         ---
 Payments on long term debt and capital
   leases                                (286,469)   (290,843)
 Decrease in bank overdraft               (14,645)        ---
                                         --------    --------

 See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

                          (continued)

                                              2005      2006
                                              ----      ----
Net cash (used in) financing
   activities                               (36,114)   (290,843)
                                            --------   --------
Increase (decrease) in cash and
  cash equivalents                          226,794    (145,822)
Cash and cash equivalents at
     beginning of year                      306,691     533,485
                                            --------   --------
Cash and cash equivalents at end
  of year                                 $ 533,485   $ 387,663
                                            ========= =========
Supplemental disclosure of cash
flow information:

Cash paid for interest			 $   13,664       4,223
                                          ==========   =========

Cash paid for income taxes	          $  103,838   $ 169,997
					  ==========   =========

During the year ended September 30, 2005, UTS entered into a capital lease for the purchase of a vehicle in the amount of $17,193.














See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006

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

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary, UTS. All significant inter-company transactions and balances have been eliminated in consolidation.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2005 and 2006 was $11,438 and $11,000, respectively. Bad debt expense amounted to $41,019 in 2005, and $43,639 in 2006. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2005 and 2006 amounted to $84,199 and $83,263, respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the years ended September 30, 2005 and 2006, depreciation amounted to $411,056 and $330,464 respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS in 1998. On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer be amortized, but are tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2005 or 2006.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

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

Contracts for the Company's ticket writing system are entered into under one of four different pricing options. The Company (1) sells the equipment, ticket stock and licenses the software separately,
(2) charges a monthly fee for the use of  equipment and software,
(3) charges a fee per ticket at the time the ticket stock is provided to the client, or (4) provides a full privatization program.
In a sale transaction, revenue is recognized on the sale of the equipment, license and ticket stock (less an amount for customer support). When the Company charges a monthly fee, that fee is recognized in income in the period the services are provided. When the Company charges a fee per ticket, the Company recognizes revenue for the portion considered a sale of the ticket stock on delivery of the tickets and the remainder is recognized over the period of estimated usage of the tickets based on past history with the client.

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

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

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

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $8,713 and $11,736 for the years ended September 30, 2005 and 2006, respectively.

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

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

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

Investments in marketable securities at September 30, 2005 and 2006, consist of Colorado local government and municipal bonds that are triple A rated and insured that are subject to market risk related to changes in interest rates and are available for sale.

Unrealized gains and losses have not been reflected in the financial statements as cost of $588,212 is not significantly different from fair value. At September 30, 2005 and 2006, investments in marketable securities have been pledged (up to the amount of $400,000) as a performance bond on a sales contract agreement.

Fair value of financial instruments:

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate value.

For cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current portions of long-term debt and obligations under capital leases, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments. For long-term debt obligations under capital leases, the carrying value approximates fair value due to the interest rates approximating prevailing market rates.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions.
At September 30, 2005 and 2006 and at various times during the years, the balance at one of the financial institutions exceeded FDIC insured limits. At September 30, 2006 the balance exceeding the per account FDIC limit was $424,000, and $395,924 at September 30, 2005.

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

Earnings per share:

The Company follows SFAS No. 128 "Earnings per Share",in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2005 and 2006, the Company had no potentially dilutive securities.

Impairment of Long-lived Assets

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 144, the Company periodically evaluates the carrying value of

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)


1.  Organization and Summary of Significant Accounting Policies
    (continued)

long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value. At September 30, 2005 and 2006, the Company determined that no such impairments existed.

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

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income" which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. At September 30, 2005 and 2006, the Company had no comprehensive income or loss.

Recent accounting pronouncements:

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Uncertainty about the timing and /or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal periods ending after December
15, 2005. Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the EITF reached a consensus on Issue No. 05-6("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting period beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


FIN No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (Issued 6/06)." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return.
The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not expect adoption of FIN No. 48 to have a material impact on our financial statements.

2.  Inventories

Inventories consist of the following at September 30:

                                   2005       2006
                                   ----       ----

  Finished goods                $  18,835   $ 15,574
  Work in process                  17,553      2,962
  Purchased parts and supplies    101,174     85,688
                                ---------  ---------
                                $ 137,562  $ 104,224
                                =========  =========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)


3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2005 and 2006, commissions of $2,813 and
$2,611 have been paid under this agreement, respectively.

During the years ended September 30, 2005 and 2006, the Company paid fees for professional services provided by Pan American Products, a company owned by the current
President of UTS, in the amounts of $44,074 and $48,000 respectively.

In March 28, 2006, the Company entered into an unsecured note payable agreement with Liz Wolfson, an officer and director of the Company, in the amount of $175,000, with interest at a rate of 7.75% per annum on the unpaid balance, payable in periodic payments of $25,000 plus interest. As of September 30,2006, the note was paid in full and the Company paid interest related to the note of $4,223.

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

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)

4.  Investment in UTS (continued

On September 26, 2005, UTS entered into a merger agreement with Klancy Newco, Inc. (Newco), a Puerto Rico corporation and
100% subsidiary of the Company. As part of the merger transaction, Newco merged with and into UTS (the surviving corporation) and as a consequence of the merger transaction became a wholly owned subsidiary of Clancy. Accordingly, the financial results of UTS have been consolidated for the years ended
September 30, 2005 and 2006. All significant inter-company transactions and balances have been eliminated in consolidation.

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

5.  Long-term Debt

Long term debt consisted of the following at September 30:
                                                2005          2006
                                                ----          ----
$300,000 discounted note payable
 loan for working capital collateralized
 by a security interest in all corporate
 assets,  recorded at the present value of
 the  future cash flows, utilizing an
 imputed interest of 6.21%.  Paid in full
 during the year ended September 30, 2006   $  274,763            -

Note payable - unsecured, interest at
  9%, payable in monthly installments
  of $2,000, paid in full during
  the year ended September 30, 2006         $    6,419            -
                                            ----------     --------
                                            $  281,182            -
                                                (6,419)
                                            ----------     --------
                                            $  274,763     $      -
                                            ==========     ========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                           (continued)
6.  Lease Commitments

The Company is party to certain non-cancelable capital lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments for leases that expire on various dates through the year 2010.

The Company is leasing approximately 1,700 square feet of office space for its corporate offices for $2,467 per month pursuant to a lease agreement with an unaffiliated party which expires on May 31, 2008. The Company also leases approximately 3,000 square feet of manufacturing space from an unaffiliated party. Rental payments are $630 per month pursuant to a lease agreement that expires August 1, 2007. The Company leases an office from an unaffiliated party. Rental payments are $500 per month pursuant to a lease that expires June 30, 2007. Total rent expense under all operating leases for the years ended September 30, 2005 and 2006, amounted to $123,970 and $133,434 respectively.

In addition, the Company leases office spaces in Mayaguez, Humacao, Manati, Arecibo, San German, Caguas, and Toa Baja, Puerto Rico that expire over the next three years. These leases generally contain renewal options ranging from 3 to 5 years.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                            (continued)


6.  Lease Commitments (continued)

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2006:

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2007              $   4,068       $  89,601      $   93,669
        2008                  4,068          31,734          35,802
        2009                  4,068               -           4,068
        2010                  2,716               -           2,716
                             ------           ------         ------
Total minimum lease
   payments               $  14,920        $ 121,335      $ 136,255
                                           =========      =========
Amount representing
   interest                   1,700
                            -------
Present value of future
 minimum lease payments      13,220

Current portion of
 lease obligations            3,279
                            -------
Obligations under capital
 leases due after one year $  9,941
                           ========

                     CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005 AND 2006
                            (continued)


6.  Lease Commitments (continued)


The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2005           2006
                                     ----           ----
Vehicles                         $  50,992      $  17,194
Accumulated depreciation           (34,945)        (4,585)
                                ----------       --------
Net capitalized leased
  property                      $   16,047      $   12,609
                                ==========     ==========

7.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2005          2006
                                 ----          ----
Non-current deferred tax
   assets                     $ 142,200     $ 132,700
Non-current deferred tax
  liabilities                   (61,600)      (67,600)
                              ---------      ---------
Net non-current deferred
   taxes                     $   80,600   $    65,100
                             ===========  ===========
Deferred tax assets:
  Loss on equity investment  $  115,100   $    96,100
  Section 263A capitalization    23,600        33,100
  Allowance for doubtful
    accounts                      3,500         3,500
                             ----------      --------
                                142,200       132,700
Deferred tax liabilities:
 Depreciation and amortization  (61,600)     (67,600)
                             ----------     --------
                                (61,600)     (67,600)
Net non-current deferred     ----------     --------
 taxes                        $  80,600     $ 65,100
                              =========     ========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)

7.  Income Taxes (continued)

The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net
income compared to the income taxes in the consolidated
statements of income:
                         For the years ended September 30,
                                2005             2006
                                ----             ----
Income tax expense at
  the statutory rate        $ 106,860        $ 163,790
State and local income
  taxes, net of federal
  income tax                   29,305           25,526
Tax exempt income                   -           (8,790)
Nondeductible expenses            652              376
Other                           1,524          (34,729)
                            ---------        ---------
                            $ 138,341        $ 146,173
                            =========        ==========

8.  Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 365,310,000 and 382,618,000 during the years ended September 30, 2005 and 2006, respectively.

9.  Professional Service Contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2005 and 2006, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2005            2006
                                  ----            ----

Equipment under service
  contracts                   $ 1,183,621     $  1,279,297
Less accumulated
   depreciation                  (993,692)      (1,132,117)
                              -----------      ----------
                              $   189,929     $    147,180
                              ===========       ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND 2005
                            (continued)

10. Parking Citation Collection Services:

Clancy formed an agreement with Logan City, Utah for the period June 1998 through May 1999 for the purpose of providing parking citation issuance, ticket processing, meter collections and maintenance, and ticket collection services.
In conjunction with the contract, Clancy and the town each receive half of all the revenues after payment of all associated costs related to the collections. The terms of the agreement can be extended for additional one year periods or discontinued with 30 days written notice.

The Company has professional service contracts with the Municipal Governments of Mayaguez, Humacao, Manati, Arecibo, San
German and Caguas, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, the Company will pay to the municipalities between 25% and 50% of the income before income taxes.

11.  Sales by Geographic Region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2005             2006
                                ----             ----
United States              $ 2,111,292      $ 1,988,289

Puerto Rico                    868,205        1,479,810

Canada                          43,524           67,443
                            ----------      -----------
Total                      $ 3,023,021      $ 3,535,542
                            ==========       ==========

12.  Legal Proceedings

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

12.  Legal Proceedings (continued)

Clancy filed a motion with the District Court, City and County of Denver, Colorado, Case #02-CV-2391, for Summary Judgment to dismiss the case in June 2004. That motion was granted and the case was dismissed on August 13, 2004.

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. That petition is pending.

During the year ended September 30, 2005, UTS initiated legal action against one of its previous legal counsels alleging malpractice in the services provided. Management believes, based on the advise of the Company's current legal counsel that the suit could result in a settlement award by the court in favor of the Company. However, the ultimate outcome of the litigation cannot be determined and no amount has been recognized for possible collection of any amounts asserted in the litigation.

UTS is in dispute with the Puerto Rico Municipality Revenue Center (CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxes owned from 1998. The Company has filed a written protest as to these assessments and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes an adequate provision, amounting to $313,069, has been made in the financial statements for any possible liability.