Form 10QSB
period 2006-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2007-02-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB

       _X_         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 14, 2007 is 382,617,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes     No  X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X

                        CLANCY SYSTEMS INTERNATIONAL, INC.
                                     INDEX

                                                       Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2006
  and December 31, 2006 (unaudited)                      2 and 3

Consolidated Statements of Income - For the Three
  Months Ended December  31, 2005 and 2006 (unaudited)       4

Consolidated Statement of Stockholders' Equity - For
 the Three Months Ended December 31, 2006 (unaudited)        5

Consolidated Statements of Cash Flows - For the Three
  Months Ended December 31, 2005 and 2006 (unaudited)	    6 and 7

Notes to Unaudited Consolidated Financial Statements         8

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                         10

Item 3.  Controls and Procedures                             16

PART II.   OTHER INFORMATION                                 16

Item 1.  Legal Proceedings                                   16

Item 6.  Exhibits                                            16

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS


                                             September 30,  December 31,
                                                 2006           2006
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  387,663     $ 1,107,274
 Accounts receivable, net of allowance
  for doubtful accounts                        642,056         578,520
 Income tax receivable                          23,264           1,187
 Inventories                                   104,224         112,803
 Prepaid expenses                               89,124          62,158
                                            ----------      ----------
    Total current assets                     1,246,331       1,861,942
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                226,011         226,011
 Computers and equipment
   under service contracts                   2,638,800       2,704,561
 Leasehold improvements                         81,424          81,424
 Vehicles, including vehicles
   under capital leases                        149,886         149,885
                                             ---------       ---------
                                             3,096,121       3,161,881
  Less accumulated depreciation             (2,250,994)     (2,323,875)
                                            ----------       ---------
    Net furniture and equipment                845,127         838,006
                                            ----------      ----------
Other assets:
 Deferred tax asset                             65,100          48,400
 Investment in marketable securities           588,212         588,212
 Deposits and other                             21,740          21,096
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    221,878         225,048
                                             ---------        --------
   Total other assets                        1,301,477       1,287,303
                                             ---------       ---------
                                           $ 3,392,935     $ 3,987,251
                                           ===========     ===========










     See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY



                                        September 30,    December 31,
                                            2006             2006
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $   27,826        $   418,673
 Accrued expenses                          376,075            342,516
 Income taxes payable                            -             40,122
 Current portion of obligations under
  capital leases                             3,279              3,335
 Deferred revenue                          128,853            111,890
                                         ---------           --------
    Total current liabilities              536,033            916,536

Obligations under capital leases,
 net of current portion                      9,941              8,998
                                         ---------            -------
    Total liabilities                      545,974            925,534
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding                             38,262             38,262
  Additional paid-in capital             1,359,797          1,359,797
  Retained earnings                      1,448,902          1,663,658
                                         ---------          ---------
    Total stockholders' equity           2,846,961          3,061,717
                                       -----------        -----------
                                       $ 3,392,935        $ 3,987,251
                                       ===========        ===========








 See accompanying notes to consolidated financial statements.
                              -3-

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended December 31, 2005 and 2006
                      (Unaudited)
                                       December     December
                                       31, 2005     31, 2006
Revenues:                              --------     --------
 Sales                               $   36,463   $   38,962
 Service contract income                679,006      712,797
 Parking ticket collections             146,775      304,780
                                     ----------   ----------
  Total revenues                        862,244    1,056,539
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          36,177        9,376
  Cost of services                      164,198      152,778
  Cost of parking ticket
    collections                          25,636       24,156
  General and administrative            479,222      554,769
  Research and development               14,650            -
                                      ---------    ---------
   Total costs and expenses             719,883      741,079
                                      ---------    ---------
Income from operations                  142,361      315,460
                                      --------     ---------
Other income (expense):
  Interest income                         7,033       10,803
  Interest expense                      (6,552)      (   948)
  Other Income                           1,838             -
                                     ---------     ---------
   Total other income (expense)          2,319         9,855
                                     ---------     ---------
Income before provision for
  income taxes                         144,680       325,315
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             21,509        93,859
  Deferred expense (benefit)            14,600        16,700
                                    ----------     ---------
  Total income tax expense (benefit)    36,109       110,559
                                    ----------     ---------
Net income                         $   108,571    $  214,756
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,617,938   382,617,938
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Three Months Ended December 31, 2006
                           (unaudited)


                                                    Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2006   382,617,938     $  38,262   $   1,359,797       $ 1,448,902

Net income for the
  three months ended
  December 31, 2006            -              -               -          214,756
                      ----------      ---------       ----------      ----------
Balance, December
   31, 2006          382,617,938     $  38,262    $   1,359,797      $ 1,663,658

                      ===========     =========    =============     ===========














            See accompanying notes to consolidated financial statements.
                                          -5-





              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended December 31, 2005 and 2006
                          (Unaudited)

                                         December      December
                                         31, 2005      31, 2006
                                         -------        -------
Cash flows from operating activities:
 Net income                             $  108,571     $  214,756
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           107,596        95,967
   Deferred income tax expense               14,600        16,700
Changes in assets and liabilities:
     Accounts receivable                     16,100        63,536
     Inventories                             (9,594)       (8,579)
     Income taxes refundable                (14,505)       22,077
     Prepaid expenses                        20,519        26,966
     Accounts payable                        57,370       390,847
     Accounts payable, related party         (1,530)            -
     Accrued expenses                       (46,310)      (33,559)
     Income taxes payable                   (92,753)       40,122
     Deferred revenue                        (7,002)      (16,963)
                                         ----------     ---------
     Total adjustments                       44,491       597,114
                                         ----------     ---------
    Net cash provided by operating
      activities                            153,062       811,870
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (34,330)      (65,760)
  Increase in software licenses and
    software development costs              (20,561)      (25,111)
  Increase in investments in
    marketable securities                   (84,242)            -
  Decrease in deposits and other
    assets                                   10,374          (501)
                                         ----------     ---------
    Net cash(used in) investing
      activities                           (128,759)      (91,372)
                                         ----------     ---------
Cash flows from financing activities:
  Payments on long-term debt and capital
     leases                                  (3,895)         (887)
                                         ----------     ----------
 Net cash (used in) financing
      activities                             (3,895)         (887)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.
                              -6

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the three months ended December 31, 2005 and 2006
                          (Unaudited)

                                         December      December
                                         31, 2005      31, 2006
                                          -------        -------

 Increase in cash and
       cash equivalents                      20,408       719,611

 Cash and cash equivalents at beginning
      of period                             533,485       387,663
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  553,893   $ 1,107,274
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2006.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2005 and 2006. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Inventories

Inventories consist of the following at:

                                      September 30,   December 31
                                         2006             2006
                                      ------------     -----------

       Finished goods                 $   15,574       $  15,064
       Work in process                     2,962          46,297
       Purchased parts and supplies       85,688          51,442
                                      ----------       ---------
                                      $  104,224       $ 112,803
                                      ==========       =========

                    CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2006

3. Income taxes

The provision for income taxes for three months ended December 31, 2005 and 2006 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,     December 31,
                                            2006             2006
                                         ------------     -----------
  Non-current deferred tax assets        $    132,700     $   122,200
  Non-current deferred tax liabilities        (67,600)        (73,800)
                                         ------------     -----------
                                         $     65,100     $    48,400
                                         ============     ===========

4.  Recent Accounting Pronouncements

SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.
The effective date for SFAS 157 is effective for years beginning after November 15, 2007.

FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Issued 6/06)." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

                 CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2006
                        (continued)

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

At December 31, 2006, the Company had consolidated working capital of $945,406 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2007. The company settles funds for permit collections after the end of each month. Occasionally this overlaps into a next quarter. This is reflected in an accounts payable amount of $418,673 and an increase in revenues by approximately the same amount. The timing of the payout is captured as a an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED December 31, 2005
AND 2006

REVENUES. From the quarter ended December 31, 2005 to the quarter ended December 31, 2006 revenues increased by $194,295 or 22.5% from $862,244 to $1,056,539. The increase in revenues is due to the addition of new customers and products during the quarter ended December 31, 2006. Clancy's Remit-online.com service has processed 54,198 transactions totaling $2,238,410 for the quarter ended December 31, 2006. Revenues are generated based on a per transaction fee less bank processing costs. Parking ticket collections under revenues have more than doubled compared to the same period last year due to an increase in transactions resulting in an increase in transaction fees booked through Remit-online services.

The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance.
The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. From the quarter ended December 31, 2005 to the quarter ended December 31, 2006, cost of services decreased by $11,420 or 7.0% from $164,198 to $152,778 for the Company. Cost of services as a percentage of service contract income was 24.2% for the 2005 quarter and 21.4% for the 2006 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $14,650 to $0, or 100%, from the quarter ended December 31, 2005 to 2006. Product development and improvement is still paramount to the Company, and costs will be incurred for development of new items.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $75,547 or 15.8% from $479,222 to $554,769 the for quarter ended December 31, 2005 and 2006, respectively. The increase relates primarily to increased rent, salaries, office supplies and repairs and maintenance expenses at UTS from opening of new office locations.

NET INCOME. For the quarter ended December 31, 2006, the Company reported net income of $214,756 compared to $108,571 for the quarter ended December 31, 2005. The primary reason for the increase in net income relates to an increase in permit processing, online payments, and ticket collections.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1999. Collections from parking lot fees from Cauguas commenced in January 1999.

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

UTS continues to add new clients. For the city of Ponce, UTS will install 800 meters. For the city of Aqua Buena, UTS will install
500 meters. For the city of Isabela, UTS will install 500 meters. These installations will be completed by June 2007.

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

Director and Officer insurance premiums are consistent with the industry as a result of the public company irregularities of several years ago. The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

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

UTS has funded its operations primarily by cash flows, bank debt, and advances from the Company. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2007.

The Company manufactures and markets the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. There is a demand for the Denver Boot for enforcement on private property. Exposure on the Internet has been favorable for sales of this product.

The Company has experiences interest in its IDBadgemaker software.
The program is utilized by news services, janitorial companies, social service agencies, private clubs and others for security and identification purposes. The program receives "excellent" ratings at download.com.

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $720,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, outstanding ticket fines of approximately
$2,720,255 for UTS and $738,670 for Clancy, have not been recognized as revenue at December, 31, 2006 based on SEC accounting guidance.

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

Revenue derived from professional service contracts for permit fulfillment and remit-online services is recognized based on add-on fees earned for each transaction.
                             -14-
<PAGE?
COMPUTER SOFTWARE. Costs incurred prior to establishment of the technological feasibility of computer software are research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the greater of the straight line method over the remaining estimated economic life of the product (generally 5 years) or the estimate of current and future revenues for the related product.

GOODWILL

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes in legal proceedings occurred during the quarter ended December 31, 2006.

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

Date: February 20, 2007	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer