Form 10QSB
period 2007-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2007-05-21
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM 10-QSB


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2007

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 21, 2007 is 382,005,438 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes  No X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                                  INDEX

                                                    Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2006
  and March 31, 2007 (unaudited)                     3 and 4

Consolidated Statements of Income - For the Three
  Months Ended March 31, 2006 and 2007 (unaudited)      5

Consolidated Statements of Income - For the Six
  Months Ended March 31, 2006 and 2007 (unaudited)      6

Consolidated Statement of Stockholders' Equity - For
  the Six Months Ended March 31, 2007 (unaudited)       7

Consolidated Statements of Cash Flows - For the Six
  Months Ended March 31, 2006 and 2007 (unaudited)	  8

Notes to Unaudited Consolidated Financial Statements    9

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   11

PART II.   OTHER INFORMATION                            20

Item 1.  Legal Proceedings                              20

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                             21


Item 6.  Exhibits                                       22

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,  March 31,
                                                 2006          2007
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  387,663     $   635,818
 Accounts receivable, net of allowance
  for doubtful accounts                        642,056         676,279
 Income tax receivable                          23,264               -
 Inventories                                   104,224         109,209
 Prepaid expenses                               89,124          43,731
                                            ----------      ----------
    Total current assets                     1,246,331       1,465,037
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                226,011         214,171
 Computers and equipment
   under service contracts                   2,638,800       2,709,747
 Leasehold improvements                         81,424          81,424
 Vehicles, including vehicles
   under capital leases                        149,886         149,886
                                             ---------       ---------
                                             3,096,121       3,155,228
  Less accumulated depreciation             (2,250,994)     (2,376,361)
                                            ----------       ---------
    Net furniture and equipment                845,127         778,867
                                            ----------      ----------
Other assets:
 Deferred tax asset                             65,100          98,700
 Investment in marketable securities           588,212         638,749
 Deposits and other                             21,740          24,451
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    221,878         225,542
                                             ---------        --------
   Total other assets                        1,301,477       1,391,989
                                             ---------       ---------
                                           $ 3,392,935     $ 3,635,893
                                           ===========     ===========










     See accompanying notes to consolidated financial statements.

                          CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,      March 31,
                                            2006             2007
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $   27,826        $    54,915
 Accrued expenses                          376,075            338,655
 Income Taxes Payable                                          62,417
 Current portion of obligations under
  capital leases                             3,279              3,397
 Deferred revenue                          128,853             96,316
                                         ---------           --------
    Total current liabilities              536,033            555,700

Obligations under capital leases,
 net of current portion                      9,941              8,113
                                         ---------            -------
    Total liabilities                      545,974            563,813
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding at 9/30/06 and
    382,107,938 shares issued and
    outstanding at 3/31/07                  38,262             38,211
  Additional paid-in capital             1,359,797          1,357,985
  Retained earnings                      1,448,902          1,675,884
                                         ---------          ---------
    Total stockholders' equity           2,846,961          3,072,080
                                       -----------        -----------
                                       $ 3,392,935        $ 3,635,893
                                       ===========        ===========






 See accompanying notes to consolidated financial statements.
                              -3-

            CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended March 31, 2006 and 2007
                      (Unaudited)
                                        March        March
                                       31, 2006     31, 2007
Revenues:                              --------     --------
 Sales                               $   18,755   $   23,984
 Service contract income                778,941      744,498
 Parking ticket collections             144,205      111,919
                                     ----------   ----------
  Total revenues                        941,901      880,401
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          16,424       17,845
  Cost of services                      164,364      263,753
  Cost of parking ticket
    collections                          22,032       35,343
  General and administrative            516,610      562,277
  Research and development               11,686        1,515
                                      ---------    ---------
   Total costs and expenses             731,116     880,733
                                      ---------    ---------
Income (loss) from operations          210,785         (332)
                                      --------     ---------
Other income (expense):
  Interest income                        6,433        23,490
  Interest expense                      (1,534)      ( 9,465)
  Other Income                             455         1,708
                                     ---------     ---------
   Total other income (expense)          5,354        15,733
                                     ---------     ---------
Income before provision for
  income taxes                         216,139        15,401
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             96,726        46,553
  Deferred expense (benefit)            26,100       (50,300)
                                    ----------     ---------
  Total income tax expense (benefit)   122,826       ( 3,747)
                                    ----------     ---------
Net income                         $    93,313    $   19,148
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,617,938   382,142,271
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Six Months Ended March 31, 2006 and 2007
                      (Unaudited)
                                        March        March
                                       31, 2006     31, 2007
Revenues:                              --------     --------
 Sales                               $   55,218   $   62,946
 Service contract income              1,457,947    1,457,295
 Parking ticket collections             290,980      416,699
                                     ----------   ----------
  Total revenues                      1,804,145    1,936,940
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          52,601       27,221
  Cost of services                      328,562      416,531
  Cost of parking ticket
    collections                          47,668       59,499
  General and administrative            995,830    1,117,046
  Research and development               26,336        1,515
                                      ---------    ---------
   Total costs and expenses           1,450,997    1,621,812
                                      ---------    ---------
Income from operations                  353,148      315,128
                                      --------     ---------
Other income (expense):
  Interest income                       13,466        25,204
  Interest expense                      (8,086)       (1,324)
  Other Income                           2,293         1,708
                                     ---------     ---------
   Total other income (expense)          7,673        25,588
                                     ---------     ---------
Income before provision for
  income taxes                         360,821       340,716
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)            118,235       140,412
  Deferred expense (benefit)            40,700       (33,600)
                                    ----------     ---------
  Total income tax expense (benefit)   158,935       106,812
                                    ----------     ---------
Net income                         $   201,886    $  233,904
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,617,938   382,381,619
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Six Months Ended March 31, 2007
                           (unaudited)


                                                    Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2006   382,617,938     $  38,262   $   1,359,797      $ 1,448,902
Common stock
  repurchase            (510,000)          (51)         (1,812)          (6,922)

Net income for the
  six months ended
  March 31, 2007               -              -               -         233,904
                      ----------      ---------       ----------      ----------
Balance, March
   31, 2007          382,107,938     $  38,211    $   1,357,985      $ 1,675,884

                      ===========     =========    =============     ===========














            See accompanying notes to consolidated financial statements.
                                          -6-





             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six months ended March 31, 2006 and 2007
                          (Unaudited)

                                          March          March
                                         31, 2006       31, 2007
                                         -------        -------
Cash flows from operating activities:
 Net income                             $  201,886     $  233,904
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           214,749       188,796
   Deferred income tax expense               40,700       (33,600)
Changes in assets and liabilities:
     Accounts receivable                      7,663       (34,223)
     Inventories                              1,694        (4,985)
     Income taxes refundable                (15,170)       23,264
     Prepaid expenses                        43,271        45,393
     Accounts payable                        (8,917)       27,089
     Accounts payable, related party         (1,530)            -
     Accrued expenses                       (62,020)      (37,420)
     Income taxes payable                   (69,549)       62,417
     Deferred revenue                        (7,484)      (32,537)
                                         ----------     ---------
     Total adjustments                      143,407       204,194
                                         ----------     ---------
    Net cash provided by operating
      activities                            345,293       438,098
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (66,471)      (76,207)
  Increase in software licenses and
    software development costs              (41,262)      (47,704)
  Increase in investments in
    marketable securities                   (84,242)      (50,537)
  Decrease in deposits and other
    assets                                    6,232        (5,000)
                                         ----------     ---------
    Net cash used in investing
      activities                           (185,743)      (179,448)
                                         ----------      ---------
Cash flows from financing activities:
  Proceeds from related party loan          175,000              -
  Repurchase of Common Stock                      0         (8,785)
  Payments on long-term debt and capital
     leases                                (286,910)        (1,710)
                                         ----------     ----------
 Net cash used in financing
      activities                           (111,910)       (10,495)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the six months ended March 31, 2006 and 2007
                          (Unaudited)

                                          March          March
                                         31, 2006       31, 2007
                                          -------        -------

 Increase in cash and
       cash equivalents                      47,640       248,155

 Cash and cash equivalents at beginning
      of period                             533,485       387,663
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  581,125   $   635,818
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                     March 31, 2007
                        (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature only. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2006.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the six months ended March 31, 2006 and 2007. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income per common share:

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      March 31, 2007
                        (Unaudited)

1. Basis of Presentation (continued)

diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

2. Inventories

   Inventories consist of the following at:
                                           September 30,  March 31,
                                              2006          2007
                                              ----          ----

   Finished goods                         $  15,574      $  32,210
   Work in Process                            2,962         25,666
   Purchased parts and supplies              85,688         51,333
                                           --------      ---------
                                          $ 104,224      $ 109,209
                                          =========      =========
3. Income taxes

The provision for income taxes for the six months ended March 31, 2006 and 2007 is based on the expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes mainly consist of tax-exempt income and changes in estimates of previously reported income tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:
                                        September 30,    March 31,
                                           2006            2007
                                           ----            ----

   Non-current deferred tax assets       $   132,700     $  159,800
   Non-current deferred tax liabilities      (67,600)       (61,100)
                                         -----------     ----------
     Net non-current deferred taxes      $    65,100     $   98,700
                                         ===========     ==========

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31, 2007
                        (Unaudited)

4. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the six month period ended March 31, 2007, the Company reacquired 510,000 shares of its common stock for $8,785. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

Subsequent to March 31, 2007, the Company repurchased 102,500 shares of its common stock for a total of $2,048.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

At March 31, 2007, the Company had consolidated working capital of $909,337 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2007. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31,
2006 AND 2007

REVENUES. From the three month quarter ended March 31, 2006 to the three month quarter ended March 31, 2007 revenues decreased by $61,500 or 6.5% from $941,901 to $880,401. The decrease in revenues is due to a slow down in ticket issuance during bad weather during the winter months for the quarter ended March
31, 2007. Clancy's Remit-online.com service has processed 59,256 transactions totaling $2,418,771.10 for the quarter ended
March 31, 2007. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the three month quarter ended March 31, 2006 to the three month quarter ended March 31, 2007, cost of services increased by $99,389 or 60.5% from $164,364 to $263,753 for the
Company. Cost of services as a percentage of service contract income was 21.1% for the 2006 quarter and 35.4% for the 2007 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $11,686 to $1,515, or 87.0%, from the three month quarter ended March 31, 2006 to 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $45,667 or 8.8 % from $516,610 to $562,277 for the three month quarter ended March 31, 2006 and 2007, respectively. Product development and improvement is still paramount to the Company, and costs are being incurred for development of several new items.

NET INCOME. For the three month quarter ended March 31, 2007, the Company reported net income of $19,148 compared to $93,313 for the three month quarter ended March 31, 2006. The primary reason for the decrease in net income is related to the addition of new contracts in Puerto Rico which require additional offices, personnel and setting up the infrastructure of the projects. These installations have been financed through cash flows and costs have been expensed. These costs are startup expenses, before revenue is recognized, which typically occurs after several months of operation. Some of these expenses are non-recurring contract support costs.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2006
AND 2007

REVENUES. From the six months ended March 31, 2006 to the six months ended March 31, 2007 revenues increased by $132,795 or 7.4% from $1,804,145 to $1,936,940. The increase in revenues is due to the addition of new customers and products during the six months ended March 31, 2007. Clancy's Remit-online.com service has processed 113,455 transactions totaling $4,657,203.59 for the six months ended March 31, 2007. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the six months ended March 31, 2006 compared to the six month ended March 31, 2007, cost of services increased by $87,969 or 26.8% from $328,562 to $416,531 for the Company. Cost of services as a percentage of service contract income was 22.54% for the 2006 quarter and 28.58% for the 2007 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $26,336 to $1,515, or 94.2%, from the six months ended March 31, 2006 to 2007. The company did not do any significant product engineering during this period. However, the company will begin a new printer board design in the next quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $121,216 or 12.2% from $995,830 to $1,117,046 for the six months ended March 31, 2006 and 2007, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and UTS opening offices in additional cities.

NET INCOME. For the six months ended March 31, 2007, the Company reported net income of $233,904 compared to $201,886 for the six months ended March 31, 2006. The primary reason for the modest increase in net income is related to the addition of new contracts in Puerto Rico which require additional offices, personnel and setting up the infrastructure of the projects. These installations have been financed through cash flows and costs have been expensed. These costs are startup expenses, before revenue is recognized, which typically occurs after several months of operation. Some of these expenses are non-recurring contract support costs.

CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) a nd 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The Company's management has also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

URBAN TRANSIT SOLUTIONS

The Company provided a total financial investment of $500,000 to Urban Transit Solutions between March 1998 and April 1999. UTS has been generating revenue since August 1999. Collections from parking lot fees from Cauguas commenced in January of 1999.

In September 2005, the Company acquired all outstanding shares of UTS stock in exchange for shares of the Company's common stock.

Damaris Carasquilo is the operations manager. The UTS Board of Directors includes Kenneth Stewart, Stanley Wolfson, and Lizabeth Wolfson. UTS has funded its operations primarily by loans and cash flows. During fiscal 2005-2006 UTS consolidated all of its loans into one note payable to the Company. The note is a five year note payable in monthly installments.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. The Company continues to experience an increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, outstanding ticket fines of approximately
$2,720,255, for UTS and $1,005,961 for Clancy, have not been recognized as revenue at March 31, 2007 based on SEC accounting guidance.

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

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. The Writ was granted and the company expects the Court to hear the case during 2007. A definite date has not been scheduled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities


Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     -------------------
Month #1

January 1      500,000      .0185          500,000                     -
through
January 31,
2007

Month #2
February 1      10,000      .02             10,000                     -
through
February 28,
2007
               -------      ----          ---------              ----------

Total          510,000      .0187          510,000                       - *
              ========      =====         =========              ==========

* The company announced  in its 10-KSB filing for the year ended
September 30, 2006, that it implemented a reaquisition of equity securities to commence in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

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

Date: May 18, 2007		   Clancy Systems International, Inc.
					       (Registrant)

					   By:/s/ Stanley J. Wolfson
						    Stanley J. Wolfson,
                                        President and Chief
                                        Executive Officer