Form 10QSB
period 2007-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2007-08-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM 10-QSB


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June  30,  2007

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 20, 2007 is 381,386,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes  No X
Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                                  INDEX

                                                    Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2006
  and June  30,  2007 (unaudited)                     3 and 4

Consolidated Statements of Income - For the Three
  Months Ended June 30, 2006 and 2007 (unaudited)       5

Consolidated Statements of Income - For the Nine
  Months Ended June 30, 2006 and 2007 (unaudited)       6

Consolidated Statement of Stockholders' Equity - For
  the Nine Months Ended June 30, 2007 (unaudited)       7

Consolidated Statements of Cash Flows - For the Nine
  Months Ended June  30, 2006 and 2007 (unaudited)	8 and 9

Notes to Unaudited Consolidated Financial Statements    10

Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Controls and Procedures                               12

PART II.   OTHER INFORMATION                            18

Item 1.  Legal Proceedings                              18

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                             19

Item 6.  Exhibits                                       20

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,   June  30,
                                                 2006          2007
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  387,663     $   627,921
 Accounts receivable, net of allowance
  for doubtful accounts                        642,056         717,615
 Income tax refund receivable                   23,264               -
 Inventories                                   104,224         117,712
 Prepaid expenses                               89,124          44,613
                                            ----------      ----------
    Total current assets                     1,246,331       1,507,861
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                226,011         214,171
 Computers and equipment
   under service contracts                   2,638,800       2,766,727
 Leasehold improvements                         81,424          81,424
 Vehicles, including vehicles
   under capital leases                        149,886         149,886
                                             ---------       ---------
                                             3,096,121       3,212,208
  Less accumulated depreciation             (2,250,994)     (2,445,751)
                                            ----------       ---------
    Net furniture and equipment                845,127         766,457
                                            ----------      ----------
Other assets:
 Deferred tax asset                             65,100         135,500
 Investment in marketable securities           588,212         638,749
 Deposits and other                             21,740          24,957
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    221,878         223,890
                                             ---------        --------
   Total other assets                        1,301,477       1,427,643
                                             ---------       ---------
                                           $ 3,392,935     $ 3,701,961
                                           ===========     ===========










     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,      June 30,
                                            2006             2007
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $   27,826        $    66,617
 Accrued expenses                          376,075            351,478
 Income taxes payable                            -             63,105
 Current portion of obligations under
  capital leases                             3,279              3,397
 Deferred revenue                          128,853            106,569
                                         ---------           --------
    Total current liabilities              536,033            591,166

Obligations under capital leases,
 net of current portion                      9,941              7,225
                                         ---------            -------
    Total liabilities                      545,974            598,391
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    382,617,938 shares issued and
    outstanding at 9/30/06 and
    381,636,938 shares issued and
    outstanding at 6/30/07                  38,262             38,164
  Additional paid-in capital             1,359,797          1,355,636
  Retained earnings                      1,448,902          1,709,770
                                         ---------          ---------
    Total stockholders' equity           2,846,961          3,103,570
                                       -----------        -----------
                                       $ 3,392,935        $ 3,701,961
                                       ===========        ===========






 See accompanying notes to consolidated financial statements.
                              -4-

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended June 30, 2006 and 2007

                                        June          June
                                       30, 2006     30, 2007
                                      (unaudited)  (unaudited)
Revenues:                              --------     --------
 Sales                               $   46,797   $   26,098
 Service contract income                774,176      768,906
 Parking ticket collections              59,550      116,486
                                     ----------   ----------
  Total revenues                        880,523      911,490
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          26,956        8,513
  Cost of services                      215,696      182,238
  Cost of parking ticket
    collections                          20,038       28,793
  General and administrative            536,647      660,393
  Research and development                9,022        4,111
                                      ---------    ---------
   Total costs and expenses             808,359      884,048
                                      ---------    ---------
Income from operations                   72,164       27,442
                                      --------     ---------
Other income (expense):
  Interest income                        9,900        13,120
  Interest expense                     (10,918)          574
  Other income                           2,082        23,400
                                     ---------     ---------
   Total other income (expense)          1,064        37,094
                                     ---------     ---------
Income before provision for
  income taxes                          73,228        64,536
                                     ---------    ----------
Provision for income taxes:
  Current expense                       26,898        61,488
  Deferred expense (benefit)           (30,800)      (36,800)
                                    ----------     ---------
  Total income tax expense (benefit)    (3,902)       24,688
                                    ----------     ---------
Net income                         $    77,130    $   39,848
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,618,000   381,942,509
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Nine Months Ended June 30, 2006 and 2007
                                          June        June
                                       30, 2006     30, 2007
                                     (unaudited)  (unaudited)
Revenues:                              --------     --------
 Sales                               $  102,015   $   89,044
 Service contract income              2,232,123    2,226,202
 Parking ticket collections             350,530      533,185
                                     ----------   ----------
  Total revenues                      2,684,668    2,848,431
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          79,557       35,734
  Cost of services                      544,258      598,769
  Cost of parking ticket
    collections                          67,706       88,292
  General and administrative          1,532,477    1,777,439
  Research and development               35,358        5,626
                                      ---------    ---------
   Total costs and expenses           2,259,356    2,505,860
                                      ---------    ---------
Income from operations                  425,312      342,571
                                      --------     ---------
Other income (expense):
  Interest income                       23,366        38,324
  Interest expense                     (19,004)         (750)
  Other Income                           4,375        25,108
                                     ---------     ---------
   Total other income (expense)          8,737        62,682
                                     ---------     ---------
Income before provision for
  income taxes                         434,049       405,253
                                     ---------    ----------
Provision for income taxes:
  Current expense                      145,133       201,900
  Deferred expense (benefit)             9,900       (70,400)
                                    ----------     ---------
  Total income tax expense (benefit)   155,033       131,500
                                    ----------     ---------
Net income                         $   279,016    $  273,753
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,618,000   382,236,165
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended June 30,  2007
                           (unaudited)


                                                    Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2006   382,617,938     $  38,262   $   1,359,797      $ 1,448,902

Common stock
  repurchase            (981,000)          (98)         (4,161)         (12,885)

Net income for the
  Nine months ended
  June 30, 2007                -              -               -         273,753
                      ----------      ---------       ----------      ----------
Balance, June
   30, 2007          381,636,938     $  38,164    $   1,355,636     $ 1,709,770

                      ===========     =========    =============     ===========














            See accompanying notes to consolidated financial statements.
                                          -7-





             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended June 30, 2006 and 2007
                                           June           June
                                         30, 2006       30, 2007
                                        (unaudited)   (unaudited)
                                         -------        -------
Cash flows from operating activities:
 Net income                              $  279,016    $  273,753
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           321,920       278,970
    Deferred income tax expense               9,900       (70,400)
Changes in assets and liabilities:
     Accounts receivable                   (113,798)      (75,559)
     Inventories                             22,201       (13,488)
     Income taxes refundable                      -        23,264
     Prepaid expenses                        28,568        44,511
     Accounts payable                        36,874        38,791
     Accounts payable, related party         (1,530)            -
     Accrued expenses                       (36,261)      (24,597)
     Income taxes payable                  (102,431)       63,105
     Deferred revenue                       (21,416)      (22,284)
                                         ----------     ---------
     Total adjustments                      144,027       242,313
                                         ----------     ---------
    Net cash provided by operating
      activities                            423,043       516,066
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (96,226)     (130,975)
  Increase in software licenses and
    software development costs              (61,963)      (68,403)
  Increase in investments in
    marketable securities                   (84,242)      (50,537)
  Decrease in deposits and other
    assets                                    7,651        (6,151)
                                         ----------     ---------
    Net cash (used in) investing
      activities                           (234,780)      (256,066)
                                         ----------      ---------
Cash flows from financing activities:
  Proceeds from related party loan          175,000              -
  Payment on notes                          (25,000)             -
  Repurchase of Common Stock                      _        (17,144)
  Payments on long-term debt and capital
     leases                                (290,325)        (2,598)
                                         ----------     ----------
 Net cash (used in) financing
      activities                           (140,325)       (19,742)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the nine months ended June 30, 2006 and 2007

                                           June           June
                                         30, 2006       30, 2007
                                        (unaudited)    (unaudited)
                                          -------        -------
 Increase in cash and
       cash equivalents                      47,938       240,258

 Cash and cash equivalents at beginning
      of period                             533,485       387,663
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  581,423   $   627,921
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        June  30, 2007
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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the nine months ended June 30, 2006 and 2007. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Net income per common share:

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      June 30, 2007
                        (Unaudited)

1. Basis of Presentation (continued)

diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

2. Inventories

   Inventories consist of the following at:
                                           September 30,   June 30,
                                              2006          2007
                                              ----          ----

   Finished goods                         $  15,574      $  23,206
   Work in process                            2,962         38,914
   Purchased parts and supplies              85,688         55,592
                                           --------      ---------
                                          $ 104,224      $ 117,712
                                          =========      =========
3. Income taxes

The provision for income taxes for the nine months ended June 30, 2006 and 2007 is based on the expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes mainly consist of tax-exempt income and changes in estimates of previously reported income tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:
                                        September 30,     June 30,
                                           2006            2007
                                           ----            ----

   Non-current deferred tax assets       $   132,700     $  195,600
   Non-current deferred tax liabilities      (67,600)       (60,100)
                                         -----------     ----------
     Net non-current deferred taxe asset $    65,100     $  135,500
                                         ===========     ==========

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31, 2007
                        (Unaudited)

4. Stockholders' Equity

In December 2006, under Rule 10b-18 issued under the Securities
Act of 1934, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the nine month period ended June 30, 2007, the Company reacquired 981,000 shares of its common stock for $17,144. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

Subsequent to June 30, 2007, the Company repurchased 250,000 shares of its common stock for a total of $4,750.

5.  Recent Accounting Pronouncements

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

FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Issued 6/06)." This
Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect adoption of FIN No.
48 to have a material impact on our financial statements.
                           -12-

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

At June 30, 2007, the Company had working capital of $916,695 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2007. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
2006 AND 2007

REVENUES. From the three month quarter ended June 30, 2006 to the three month quarter ended June 30, 2007 revenues decreased by $30,967 or 3.5% from $880,523 to $911,490. The increase in revenues is due to increased ticket issuance during the spring months for the quarter ended June 30, 2007. Clancy's Remit-online.com service has processed 61,685 transactions totaling $2,488,283 for the quarter ended June 30, 2007. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the three month quarter ended June 30, 2006 to the three month quarter ended June 30, 2007, cost of services decreased by $33,458 or 15.5% from $215,696 to $182,238 for the
Company. Cost of services as a percentage of service contract income was 27.9% for the 2006 quarter and 23.7% for the 2007 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $9,022 to $4,111, or 54.4%, from the three month quarter ended June 30, 2006 to 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $123,746 or 23.1 % from $536,647 to $660,393 for the three month quarter ended June 30, 2006 and 2007, respectively. Additional contracts for Urban Transit Solutions required additional expense for implementation of programs and staffing.

NET INCOME. For the three month quarter ended June 30, 2007, the Company reported net income of $39,848 compared to $77,130 for the three month quarter ended June 30, 2006. The primary reason for the decrease in net income is related to the addition of new contracts in Puerto Rico which require additional offices, personnel and setting up the infrastructure of the projects. These installations have been financed through cash flows and costs have been expensed. These costs are startup expenses, before revenue is recognized, which typically occurs after several months of operation. Some of these expenses are non-recurring contract support costs.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2006
AND 2007

REVENUES. From the nine months ended June 30, 2006 to the nine months ended June 30, 2007 revenues increased by $163,763 or 6.1% from $2,684,668 to $2,848,431. The increase in revenues is due to the addition of new customers and products during the nine months ended June 30, 2007. Clancy's Remit-online.com service has processed 177,308 transactions totaling $7,144,596 for the nine months ended June 30, 2007. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the nine months ended June, 2006 compared to the nine months ended June 30, 2007, cost of services increased by $54,511 or 10.0% from $544,258 to $598,769 for the Company. Cost of services as a percentage of service contract income was 24.4% for the 2006 quarter and 26.9% for the 2007 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $35,358 to $5,626, or 84.1%, from the nine months ended June 30, 2006 to 2007. The company did not do any significant product engineering during this period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $244,962 or 16.0% from $1,532,477 to $1,777,439 for the nine months ended June 30, 2006 and 2007, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and UTS opening offices in additional cities.

NET INCOME. For the nine months ended June 30, 2007, the Company reported net income of $273,753 compared to $279,016 for the nine months ended June 30, 2006. The primary reason for the modest increase in net income is related to the addition of new contracts in Puerto Rico which require additional offices, personnel and setting up the infrastructure of the projects. These installations have been financed through cash flows and costs have been expensed. These costs are startup expenses, before revenue is recognized, which typically occurs after several months of operation. Some of these expenses are non-recurring contract support costs.

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

Item 3.

CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. The Writ was granted and the company expects the Court to hear the case during 2007. The case will be heard in September 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities


Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     ------------------

April 1          2,500      .019             2,500                     -
through
April 30,
2007

Month #4
May 1          150,500      .0205          150,500                     -
through
May 31,
2007

Month #5
June 1         318,000      .0203          318,000                     -
through
June 30,
2007
               -------      ----          ---------              ----------

Total          471,000      .02            471,000                      - *
              ========      =====         =========              ==========

* The company announced in its 10-KSB filing for the year ended September 30, 2006, that it implemented a reaquisition of equity securities to commence in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program. All purchases were made as open market transactions.

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

Date: August 20, 2007		   Clancy Systems International, Inc.
					       (Registrant)

					   By:/s/ Stanley J. Wolfson
						    Stanley J. Wolfson,
                                        President and Chief
                                        Executive Officer