Form 10KSB
period 2007-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2007-12-31
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2007

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

     The Company's revenues for its most recent fiscal year were $3,753,689.

     The aggregate market value of the voting stock held by non affiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 20, 2007 was approximately $3,349,090.

The number of shares outstanding of the issuer's classes of common stock, as of December 28, 2007 is 381,102,938 shares, $.0001 par value.


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

In September 2005, both the board of directors and shareholders of UTS and the board of directors of Clancy Systems International, Inc. approved an agreement to acquire the remaining shares of UTS stock from the other shareholders in exchange for Clancy stock. As a result of this exchange, UTS is a wholly owned subsidiary of the Company at September 30, 2006 and 2007.

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

The Company is providing full service programs to private parking industry clients. The programs include permit fulfillment, payment processing, generating notice letters and related full service programs. The programs provided to private lot operators increase control of honor box payments, enforcement and lot management.

The Company currently has systems installed in municipalities and universities representing approximately 9,500,000 tickets issued per year.

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

Park-by-phone.com

This program is a technology based parking reservation and payment system that benefits customers by allowing them to pay (by credit card) and park by making one telephone call to the Park-by-phone data center. Through strategic alliances with parking operators, cities, and venues, this system allows customers to have paid parking in an instant, without the need of cash or coins.

Competition.

The Company is aware of other companies that currently offer an automated ticket writing system: Rhino Technologies, Inc.; Cardinal; Com-Plus; T-2, and others. The Company believes that it is able to compete effectively in the field because of its fee per citation and leased system marketing approach which eliminates any significant capital expenditures by the user, its excellent program for customer support and because of the various enforcement products which it offers to complement its system.

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

Significant Customers.

Presently, the Company has 170 customers. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

Privatization Contracts. In a contract for privatization, the Company provides a full facilities management operation for the city of Logan, UT, Los Angeles Metropolitan Transportation Authority (LAMTA) and Norwalk Transit Santa Fe Springs (NTSFS).
For the City of Logan, the Company provides personnel, vehicles, an office, ticket issuance and ticket payment processing. The Company pays the City a 50/50 split after all expenses are paid. For LAMTA and NTSFS, the Company provides lot services including signage and striping, ticket issuance, permit fulfillment, special event parking, and other related services. Fees are based on the different service levels. The programs for the cities in Puerto Rico are privatization contracts whereby all manpower is provided by UTS.

Urban Transit Solutions, Puerto Rico.

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to
$500,000 in funding to UTS between January 20, 1998 and April 30,
1999.  At September 30, 2001, the Company had paid $500,000 to UTS.
UTS currently has contracts in Mayaguez, Humacao, Carolina, San German, Manati, Arecibo Caguas, Isabela, Aquas Buenas, and Ponce, Puerto Rico. In Mayaguez, UTS has installed 600 parking meters and is responsible for collection of parking meter revenues. In Caguas, UTS leases parking facilities from the City and collects the parking revenues from the lot. UTS has installed meters and provides ticket issuance parking enforcement. In Humacao, UTS installed meters and collects revenues from the meters as well as provides ticket issuance parking nforcement. UTS is completing installation of parking meters in San German and will also provide ticket issuance and enforcement. UTS anticipates additional contracts in Puerto Rican cities for meter installation, collections and ticket issuance enforcement. The marketing approach is to bring Puerto Rican cities into the 21st century by organizing parking operations and providing current technology to modernize city operations. Currently UTS accounts for approximately 42% of total revenues. On December 10, UTS signed a contract with the city of San Juan for a full service parking program including installation of meters, ticket issuance and collections and enforcement.

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

The Company spent $43,915 and $8,777 on research and development activities for the fiscal years ended September 30, 2006 and 2007, respectively. None of the cost of such activities was borne directly by the customers.

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

Employees.

The Company currently has ten employees in Company operations and four employees in privatization projects, all of whom are employed on a full time basis. Urban Transit Solutions has 2 employees in upper management, 5 employees in field management and 30 employees in operations.

Item 2.    Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices for $2,127 per month, plus common area maintenance expenses of approximately $340 per month pursuant to a lease agreement with an unaffiliated party which expires May 31, 2010.

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $630 per month pursuant to a month to month lease agreement.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $421 per month plus utilities pursuant to a agreement which expires May 31, 2010.

UTS operates offices in the Puerto Rican cities of Arecibo, Toa Baja, Caguas, Aguas Buenas, Humacao, Ponce, and San German.

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

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. The Writ was granted and the Supreme Court heard the case on September 11, 2007. A decision is expected shortly.

UTS is in dispute with the Puerto Rico Municipality Revenue Center (CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxes owned from 1998. The Company has filed a written protest as to these assessments and will vigorously contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes an adequate provision has been made in the financial statements for any possible liability.

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


                             High bid   Low bid

10/01/05 - 12/30/05          .010        .010
01/01/06 - 03/31/06          .014        .010
04/01/06 - 06/30/06          .014        .012
07/01/06 - 09/30/06          .013        .011
10/1/06  - 12/31/06          .026        .010
1/1/07   - 3/31/07           .022        .014
4/1/07   - 6/30/07           .022        .017
7/1/07   - 9/30/07           .021        .016

On December 28, 2007 the reported bid and asked prices for the Company's Common Stock were $.018 and $.018, respectively.

The approximate number of record holders of the Company's
Common Stock on December 28, 2007 was 535. The Company has paid no dividends with respect to its Common Stock.

There are no contractual restrictions on the Company's present or future ability to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities




Period   (a) Total   (b) Average      (c) Total         (d) Maximum Number
            Number     Price Paid       Number of           of shares that
           of Shares    Per Share    Shares Purchased    May Yet Be Purchased
            Purchased                   as Part of         Under the Plans or
                                    Publicly Announced            Programs
                                      Plans or Program
--------    ----------  ----------   ------------------     ------------------

Month #1
July 1,       284,000     .019         284,000                    -
through
July 31,
2007

Month #2
August 1       250,000    .018         250,000                     -
through
August 31,
2007

Month #3
September 1         -         -                -                     -
through
September 30,
2007
               -------      ----          ---------              ----------

Total          534,000      .0185          534,000                     - *
              ========      =====         =========              ==========


* The company announced in its 10-KSB filing for the year ended September 30, 2006, that it implemented a reacquisition of equity securities to commence in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program. All purchases were made as open market transactions.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2007, the Company had working capital of $843,639 as compared to $710,298 at September 30, 2006.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2008.

Clancy's consolidated current ratio decreased from 2.33 to 1 to
2.23 to 1 from September 30, 2006 to September 30, 2007.

REVENUES. From fiscal 2006 to fiscal 2007 revenues increased by approximately $218,147 or 6.2% from $3,535,542 to $3,753,689. This increase in revenues is due to the addition of new customers and services during the year ended September 30, 2007. Clancy's Remit-online services has processed 240,834 transactions totaling $9,686,244. for the year ended September 30, 2007. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. From fiscal 2006 to fiscal 2007, cost of services decreased by $11,111 or 1.4% from $777,854 to $766,743.
Cost of services as a percentage of service contract income was 25.5% for fiscal 2006 and 25.5% for fiscal 2007. The decrease in cost of services was a small factor in the increased earnings.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $43,915 to $8,777, or 80.0%, from fiscal 2006 to 2007. The decrease is due to research and development projects of new technology done in the prior years which are now incorporated into the current products and not requiring much additional development.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $367,970 or 17.9% from $2,052,754 to $2,420,724 from fiscal 2006 to 2007. The increase in general and administrative costs for the Company is primarily due to the addition of new offices opened by UTS in Puerto Rico during the year with resultant payroll and overhead expenses.

NET INCOME. The Company reported net income of $335,563 for fiscal 2006 as compared to $99,513 for fiscal 2007. The primary reason for the decrease in net income of $236,050 for fiscal 2007 is reserve of $192,600 in deferred tax valuation allowance. UTS has expanded operations in Puerto Rico and expensed many of the startup costs in new cities. The Company's US operations show a pre-tax income of approximately $760,000.

During the fiscal years ended September 30, 2006 and 2007, the Company had in place a total of approximately 152 and 170 ticket issuance systems respectively.

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

The Company manufactures a printer to interface to Palm, Ipaq, and other handheld devices. It incorporates a state of the art printer mechanism, light weight battery technology, and prints flat ticket forms. The company also manufactures a keyboard cradle for Palm devices. The Palm keyboard features a full 45 key alpha/numeric keypad with assignable function keys.

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

UTS continues to add new clients. In December 2007, UTS entered into a contract for a full service program for the city of San Juan, PR, which will include the installation of single space meters, multi-space meters, signs, ticket issuance and collection and enforcement. The program will be operational by June 2008.

TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company anticipates that its expenses shall increase as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to additional accounting and auditing procedures. The Company now utilizes four different accounting firms for preparation of financial statements, reviews and auditing functions. Both the US operations and the UTS operations require the services of accounting firms for preparation of financial statements and tax filings and independent auditors for review of all financial statements.

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

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2008.

UTS has funded its operations primarily by cash flows and debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With installation of new contracts, the Company anticipates that UTS will be profitable for the year ending September
2008.

The Company has experienced significant interest in the Denver Boot for vehicles as well as for security on other mobile devices including construction trailers and communications generators. There has also been a demand for the Denver Boot for enforcement on private property. Exposure on the Internet has been favorable for sales of this product.

The Company has experienced an interest in its IDBadgemaker software. The program is utilized by news services, janitorial companies, social service agencies, private clubs and others for security and identification purposes. The program receives "excellent" ratings at download.com.

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $850,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company realizes revenue on each transaction as each remitter pays the Company a processing fee to use the service. The net amount received by the company per transaction varies based on the remitter's payment amount.

In addition, outstanding ticket fines of approximately
$6,200,000 for UTS and $1,095,119 for Clancy's Logan, UT operation have not been recognized as revenue at September
30, 2007 based on SEC accounting guidance.


CONTRACTUAL OBLIGATIONS

The following obligations are those of the consolidated
Company.

                             Payment Due by Period

Contractual           Less than
Obligations   Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt          $   ---  $   ---   $     ---   $   ---     $   ---

Capital
Lease
Obligations    10,848    4,068       6,780       ---         ---

Operating
Leases
   UTS         16,650    16,650                   ---        ---
   Clancy      81,973    30,618     51,355        ---        ---

Purchase
Obligations       ---       ---        ---        ---        ---

Other Long-
term
obligations       ---       ---        ---        ---        ---
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 109,471  $ 51,336   $  58,135 $      ---  $     ---
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

GOODWILL.

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), "Goodwill and Intangible Assets", which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2006 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and
Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.
The Statement is expected to expand the use of fair value measurements, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company's 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.
The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.
                             -23-

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

Stanley and Lizabeth Wolfson currently own 34.44% and James Nyman owns 7.1% of our outstanding common stock. Accordingly, they may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings.

In addition, Mr. and Mrs. Wolfson and Mr.Nyman may be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws if the remaining shareholders do not vote against such a proposal, depending on the number of votes cast on any proposal. Their interests may conflict with the interests of our other shareholders.

Item 7.    Financial Statements.

The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

  Reports of Independent Registered Public Accounting
      Firms                                              F-1

  Consolidated Balance Sheets - September 30, 2006 and
                               September 30, 2007        F-3

  Consolidated Statements of Income -
               Years ended September 30, 2006 and 2007   F-5

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2006 and 2007   F-6

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2006 and 2007   F-7

 Notes to Consolidated Financial Statements              F-9

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          NONE

Item 8A.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made know to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, the Company's principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934) were effective as of September 30, 2007 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    64    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       62    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      61    2003

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

The Nominating Committee has held no formal meetings and taken no action by unanimous written consent through December 21, 2007.

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

Item 10. Executive Compensation.

General.  For the fiscal year ended September 30, 2007
the Company paid a ten percent sales commission totaling $1,797 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $91,800 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                           Other annual
principal position            Year        Salary    compensation


Stanley J. Wolfson            2007       $91,800       $1,797
President and Chief           2006        86,500        2,611
Executive Officer             2005        81,600        2,813

Compensation of Directors

Name          Fees     Stock  Option    Non-Equity    Nonqualified
             Earned   Awards  Awards  Incentive Plan    Deferred
              or       ($)     ($)     Compensation   Compensation
            Paid in                        ($)          Earnings
             Cash                                         ($)
             ($)

A. Jim
   Nyman    $5,000       -       -              -            -

B. Liz
   Wolfson  $5,000       -       -              -            -

C. Stanley
   Wolfson  $5,000       -       -              -            -
           -------  ------   -----      ---------    ---------

Total paid
to all
directors  $15,000       -       -              -            -
           =======  ======   =====      =========    =========

Each member of the Board of Directors is paid an annual fee of $5,000, distributed at $1,250 per quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of December 28, 2007 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.


Name and address                   Number of
of beneficial owner                 shares              Percentage

Stanley J. Wolfson and
Lizabeth M. Wolfson             130,887,779 (1)            34.44%
2250 S. Oneida Ste. 308
Denver, Colorado  80224

James R. Nyman                   26,835,000 (2)              7.1%
2529 Via Olivera
Palos Verdes, CA 90274

All officers and directors      157,727,779 (1&2)          41.54%
as a group (3 persons)

(1)Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

(2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2006 and 2007, the commissions totaled $2,611 and $1,797 respectively.

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Item 14.  Principal Accountant Fees and Services.

..
AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2007 and 2006 by Stark Winter Schenkein & Co, LLP. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $55,688 and $32,100, respectively.

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


Date:  December  28,  2007

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  December 28,  2007        /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, President,
                                 Chief Executive Officer and a
                                 Director

Date: December 28,  2007         /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: December  28,  2007        /s/James R.Nyman
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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Clancy Systems International, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Urban Transit Solutions, Inc., a 100% owned subsidiary, which statements reflect 23% and 31% of total consolidated assets as of September 30, 2007 and 2006, respectively, and 36% and 42% of consolidated revenues for the years ended September 30, 2007 and 2006, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2007 and 2006, and for the years then ended is based solely on the report of the other auditors.

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

In our opinion, and based on that of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc. as of September 30, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 21, 2007

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the accompanying balance sheets of Urban Transit Solutions, Inc. as of September 30, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Kevane Grant Thornton LLP


San Juan, Puerto Rico
November 27, 2007

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2006 AND 2007

                           ASSETS
                                          2006       2007
Current assets:                           ----       ----

Cash and cash equivalents            $  387,663  $  619,642
Accounts receivable, net of
   allowance for doubtful accounts
   of $11,000 and $25,000               642,056     709,419
Income tax refund receivable             23,264           -
Inventories                             104,224     135,010
Prepaid expenses                         89,124      64,075
                                      ---------   ---------
   Total current assets               1,246,331   1,528,146
                                      ---------   ---------
Furniture and equipment, at cost:
  Office furniture and equipment        226,011     218,337
  Equipment under service contracts   2,638,800   2,771,942
  Leasehold improvements                 81,424      81,424
  Vehicles, including vehicles
    under capital leases                149,886     149,886
                                       --------    --------
                                      3,096,121   3,221,589
  Less accumulated depreciation      (2,250,994) (2,505,867)
                                     ----------- -----------
   Net furniture and equipment          845,127     715,722
                                     ----------   ---------
Other assets:
  Deferred tax asset                     65,100           -
  Marketable securities
   ($400,000 pledged)                   588,212     733,244
  Deposits and other                     21,740      24,312
  Goodwill                              404,547     404,547
  Software development costs, net
   of accumulated amortization
   of $338,676 and $427,445             221,878     222,212
                                      ---------   ---------
 Total other assets                   1,301,477   1,384,315
                                      ---------   ---------
                                    $ 3,392,935 $ 3,628,183
                                     ==========  ==========

     See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2006 AND 2007
           LIABILITIES AND STOCKHOLDERS' EQUITY
                   (continued)

                                           2006       2007
Current liabilities:                       ----       ----

 Accounts payable                     $   27,826  $  150,319
 Accrued expenses                        376,075     361,019
 Income taxes payable                          -      74,323
 Current portion of obligations
   under capital leases                    3,279       3,393
 Deferred revenue                        128,853      95,453
                                       ----------  ---------
    Total current liabilities            536,033     684,507

 Deferred tax liability                        -      18,800
 Obligations under capital leases,
   net of current portion                  9,941       6,648
                                       ---------   ---------

     Total liabilities                  545,974      709,955
                                       ---------   ---------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                 -           -
  Common stock, $.0001 par value;
    800,000,000 authorized,
    382,617,938 and 381,102,938
    shares issued and outstanding,
    respectively                          38,262      38,110
  Additional paid-in capital           1,359,797   1,354,414
  Retained earnings                    1,448,902   1,525,704
                                       ---------   ---------
    Total stockholders' equity         2,846,961   2,918,228
                                       ---------   ---------
                                     $ 3,392,935 $ 3,628,183
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-4

              CLANCY SYSTEMS INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

                                             2006        2007
Revenues:                                    ----        ----
  Sales                                 $  128,661 $    107,230
  Service contract income                3,052,259    3,008,453
  Parking ticket collections and other     354,622      638,006
                                        ----------    ---------
  Total revenues                         3,535,542    3,753,689
                                        ----------    ---------
Costs and expenses:
  Cost of sales                            106,714       40,114
  Cost of services                         777,854      766,743
  Cost of parking ticket collections        91,792      115,373
  General and administrative             2,052,754    2,420,724
  Research and development                  43,915        8,777
                                         ---------    ---------
  Total costs and expenses               3,073,029    3,351,731
                                         ---------    ---------
Income from operations                     462,513      401,958
                                         ---------    ---------
Other income (expense):
  Interest income                           27,177       49,074
  Interest expense                         (18,440)      (1,189)
  Other income                              10,486       11,248
                                         ---------     --------
   Total other income (expense)             19,223       59,133
                                         ---------     --------
Income before provision for income
  taxes                                    481,736      461,091
                                         ---------     --------
Provision for income taxes:
  Current expense                          130,673      277,678
  Deferred (expense)                        15,500       83,900
                                         ---------     --------
   Total income tax expense                146,173      361,578
                                         ---------     --------
Net income                               $ 335,563    $  99,513
                                         =========    =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding - basic and diluted        382,618,000  381,984,787
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.
                           F-5

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

                                                   Additional
                               Common Stock          Paid-In         Retained
                            Shares       Amount      Capital         Earnings
                            -------------------     ----------       --------
Balance, September 30,
    2005                382,617,938   $   38,262  $  1,359,797    $ 1,113,339

Net income for year
  ended September 30,
  2006                           ---          ---            ---      335,563
                          ----------     --------     ----------  -----------
Balance, September 30,
 2006                    382,617,938       38,262      1,359,797    1,448,902

Common stock repurchased  (1,515,000)        (152)        (5,383)     (22,711)

Net income for year
 ended September 30,
 2007                            ---          ---            ---       99,513
                           ---------      -------       --------     --------
Balance, September
 30, 2007               381,102,938    $  38,110   $  1,354,414    $1,525,704
                       ============    =========     ==========    ==========









See accompanying notes to consolidated financial statements.






              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

                                            2006         2007
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $  335,563  $   99,513
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization          418,305     339,087
   Deferred income tax expense             15,500      83,900
   Loss on disposal of equipment              283           -
   Changes in assets and liabilities:
     Accounts receivable                 (133,246)    (67,363)
     Inventories                           33,338     (30,786)
     Income tax refund receivable         (23,264)     23,264
     Prepaid expenses                      (4,407)     25,049
     Accounts payable                     (28,016)    122,493
     Accounts payable, related party       (1,530)          -
     Accrued expenses                     (65,065)    (15,056)
     Income taxes payable                (117,827)     74,323
     Deferred revenue                      16,451     (33,400)
                                          -------    --------
     Total Adjustments                    110,522     521,511
                                          -------     -------
Net cash provided by operating
  activities                              446,085     621,024
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (137,400)   (140,357)
  Increase in software licenses and
    software development costs            (87,073)    (66,725)
  Acquisitions of marketable securities   (84,242)   (240,982)
  Proceeds from sales of marketable
    securities                                         95,950
  Decrease in deposits and other assets     7,651      (5,506)
                                          -------    --------
Net cash (used in) investing
  activities                             (301,064)   (357,620)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable, related
   party                                   175,000          -
 Payments on notes payable, related
   party                                  (175,000)         -
 Proceeds from borrowings of long term
   debt                                          -    (28,246)
 Payments on capital leases              (290,843)     (3,179)
                                         --------     --------

 See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

                          (continued)

                                              2006      2007
                                              ----      ----
Net cash (used in) financing
   activities                              (290,843)    (31,425)
                                            --------   --------
Increase (decrease) in cash and
  cash equivalents                         (145,822)    231,979
Cash and cash equivalents at
     beginning of year                      533,485     387,663
                                            --------   --------
Cash and cash equivalents at end
  of year                                 $ 387,663  $  619,642
                                          =========   =========
Supplemental disclosure of cash
flow information:

Cash paid for interest			     $    4,223   $   1,189
                                          ==========   =========

Cash paid for income taxes	           $  169,997   $ 188,804
					           ==========   =========















See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2006 and 2007 was $11,000 and $25,000, respectively. Bad debt expense amounted to $43,639 in 2006 and $19,622 in 2007. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2006 and 2007 amounted to $83,263 and $88,768, respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the years ended September 30, 2006 and 2007, depreciation amounted to $330,464 and $269,762 respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)


Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS in 1998. On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer be amortized, but are tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2006 and 2007.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

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

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $11,736 and $11,845 for the years ended September 30, 2006 and 2007, respectively.

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

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

Investments in marketable securities at September 30, 2006 and 2007, consist of Colorado local government and municipal bonds that are triple A rated and insured that are subject to market risk related to changes in interest rates and are available for sale.

Unrealized gains and losses have not been reflected in the financial statements as cost of $733,244 is not significantly different from fair value. At September 30, 2006 and 2007, investments in marketable securities have been pledged (up to the amount of $400,000) as a performance bond on a sales contract agreement.

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions.
At September 30, 2006 and 2007 and at various times during the years, the balance at one of the financial institutions exceeded FDIC insured limits.

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

Earnings per share:

The Company follows SFAS No. 128 "Earnings per Share",in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2006 and 2007, the Company had no potentially dilutive securities.

Impairment of Long-lived Assets

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 144, the Company periodically evaluates the carrying value of

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)


1.  Organization and Summary of Significant Accounting Policies
    (continued)

long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value. At September 30, 2006 and 2007, the Company determined that no such impairments existed.

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

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 131, "Reporting Comprehensive Income" which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held. At September 30, 2006 and 2007, the Company had no comprehensive income or loss.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)


2.  Inventories

Inventories consist of the following at September 30:

                                   2006       2007
                                   ----       ----

  Finished goods                $  15,574  $  44,316
  Work in process                   2,962      2,861
  Purchased parts and supplies     85,688     87,833
                                ---------  ---------
                                $ 104,224  $ 135,010
                                =========  =========

3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2006 and 2007, commissions of $2,611  and
$1,797 have been paid under this agreement, respectively.

During the years ended September 30, 2006 and 2007, the Company paid fees for professional services provided by Pan American Products, a company owned by the current
President of UTS, in the amounts of $48,000 and $95,585 respectively.

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

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)


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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)


5.  Lease Commitments

The Company is party to certain non-cancelable capital lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments for leases that expire on various dates through the year 2010.

The Company is leasing approximately 1,700 square feet of office space for its corporate offices for $2,127 per month, plus common area maintenance expenses of approximately $340 per month, pursuant to a lease agreement with an unaffiliated party which expires on May 31, 2010. The Company also leases approximately 3,000 square feet of manufacturing space from an unaffiliated party. Rental payments are $630 per month pursuant to a month to month lease agreement. The Company leases an office in Logan, UT from an unaffiliated party. Rental payments are $421 per month pursuant to a lease that expires May 31, 2010. Total rent expense under all operating leases for the years ended September 30, 2006 and 2007, amounted to $133,434 and $127,389, respectively.

In addition, the Company and wholly owned subsidiary, UTS leases office spaces in Mayaguez, Humacao, Ponce, Arecibo, San German, Auguas Buenas, Caguas, and Toa Baja, Puerto Rico that expire over the next three years. These leases generally contain renewal options ranging from 3 to 5 years.

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2007:

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2008              $   4,068       $  47,268      $   51,336
        2009                  4,068          30,771          34,839
        2010                  2,712          20,584          23,296
                             ------           ------         ------
Total minimum lease
   payments               $  10,848        $ 98,623      $  109,471
                                           =========      =========
Amount representing
   interest                    (807)
                            -------
Present value of future
 minimum lease payments      10,041
                                      F-19

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                           (continued)

5.  Lease Commitments (continued)

Current portion of
 lease obligations            3,393
                            -------
Obligations under capital
 leases due after one year $  6,648
                           ========

The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2006           2007
                                     ----           ----
Vehicles                         $  17,194      $  17,194
Accumulated depreciation            (4,585)        (8,023)
                                ----------       --------
Net capitalized leased
  property                      $   12,609      $   9,171
                                ==========      ==========
6.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2006          2007
                                 ----          ----
Deferred tax assets:
  Loss on equity investment  $   96,100   $   192,600
  Section 263A capitalization    33,100        33,100
  Allowance for doubtful
    accounts                      3,500         8,000
                             ----------      --------
                                132,700       233,700
  Valuation allowance                        (192,600)
                             ----------      --------
Deferred tax liabilities:
 Depreciation and amortization  (67,600)     (59,900)
                             ----------     --------
                                (67,600)     (59,900)
Net non-current deferred     ----------     --------
 taxes                        $  65,100     $(18,800)
                              =========     ========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                            (continued)

6.  Income Taxes (continued)

The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net
income compared to the income taxes in the consolidated
statements of income:
                         For the years ended September 30,
                                2006             2007
                                ----             ----
Income tax expense at
  the statutory rate        $ 163,790        $ 156,771
State and local income
  taxes, net of federal
  income tax                   25,526           19,210
Tax exempt income              (8,790)          (7,257)
Nondeductible expenses            376              254
Change in deferred tax asset
 valuation allowance                -          192,600
Other                         (34,729)               -
                            ---------        ---------
                            $ 146,173       $  361,578
                            =========        ==========

7.  Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 382,618,000 and 381,984,787 during the years ended September 30, 2006 and 2007, respectively.

8.  Professional Service Contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2006 and 2007, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2006            2007
                                  ----            ----

Equipment under service
  contracts                   $ 1,279,297     $  1,347,434
Less accumulated
   depreciation                (1,132,117)      (1,228,241)
                              -----------       ----------
                              $   147,180     $    119,193
                              ===========       ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                            (continued)

8. Professional Service Contracts (continued)

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

The Company has professional service contracts with the Municipal Governments of Mayaguez, Humacao, Manati, Arecibo, San
German, Isabela, Ponce, Aguas Buenas and Caguas, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, the Company will pay to the municipalities between 25% and 50% of the income before income taxes.

9.  Sales by Geographic Region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2006             2007
                                ----             ----
United States              $ 1,988,289     $ 2,356,625

Puerto Rico                  1,479,810       1,341,761

Canada                          67,443          55,303
                            ----------      -----------
Total                      $ 3,535,542     $ 3,753,689
                           ===========     ============

10.  Legal Proceedings

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

                   CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2006 AND 2007
                            (continued)

10.  Legal Proceedings (continued)

Clancy filed a motion with the District Court, City and County of Denver, Colorado, Case #02-CV-2391, for Summary Judgment to dismiss the case in June 2004. That motion was granted and the case was dismissed on August 13, 2004.

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court of Appeals granted Mr. Salazar's appeal. Clancy has filed a petition for certiorari seeking to have the matter heard by the Colorado Supreme Court. The Writ was granted and the Supreme Court heard the case on September 11, 2007. A decision is expected shortly.

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