Form 10QSB
period 2007-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2008-02-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB

       _X_         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of February 14, 2008 is 381,102,938 shares, $.0001 par value.

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

                   CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS


                                             September 30,  December 31,
                                                 2007           2007
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  619,642     $ 1,042,954
 Accounts receivable, net of allowance
  for doubtful accounts                        709,419         717,376
 Income tax receivable                               -          26,677
 Inventories                                   135,010         130,129
 Prepaid expenses                               64,075          47,402
                                            ----------      ----------
    Total current assets                     1,528,146       1,964,538
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                218,337         218,337
 Computers and equipment
   under service contracts                   2,771,942       2,854,894
 Leasehold improvements                         81,424          81,424
 Vehicles, including vehicles
   under capital leases                        149,886         149,885
                                             ---------       ---------
                                             3,221,589       3,304,540
  Less accumulated depreciation             (2,505,867)     (2,572,526)
                                            ----------       ---------
    Net furniture and equipment                715,722         732,014
                                            ----------      ----------
Other assets:
Investment in marketable securities            733,244         733,244
 Deposits and other                             24,312          18,922
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    222,212         219,315
                                             ---------        --------
   Total other assets                        1,384,315       1,376,028
                                             ---------       ---------
                                           $ 3,3628,183    $ 4,072,580
                                           ===========     ===========










     See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY



                                        September 30,    December 31,
                                            2007             2007
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  150,319        $   208,111
 Accrued expenses                          361,019            335,693
 Income taxes payable                       74,323             93,307
 Current portion of obligations under
  capital leases                             3,393              3,393
 Deferred revenue                           95,453             65,577
                                         ---------           --------
    Total current liabilities              684,507            706,081

Obligations under capital leases,
 net of current portion                      6,648              5,797
                                         ---------            -------
    Total liabilities                      709,955            750,678
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    381,102,938 shares issued and
    outstanding                             38,110             38,110
  Additional paid-in capital             1,354,414          1,354,414
  Retained earnings                      1,525,704          1,929,378
                                         ---------          ---------
    Total stockholders' equity           2,918,228          3,321,902
                                       -----------        -----------
                                       $ 3,628,183        $ 4,072,580
                                       ===========        ===========








 See accompanying notes to consolidated financial statements.
                              -3-

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended December 31, 2006 and 2007
                      (Unaudited)
                                       December     December
                                       31, 2006     31, 2007
Revenues:                              --------     --------
 Sales                               $   38,962    $  15,758
 Service contract income                712,797      779,866
 Parking ticket collections             304,780      360,683
                                     ----------   ----------
  Total revenues                      1,056,539    1,156,307
                                     ----------   ----------
Costs and expenses:
  Cost of sales                           9,376       27,445
  Cost of services                      152,778      202,128
  Cost of parking ticket
    collections                          24,156       25,094
  General and administrative            554,769      613,633
  Research and development                    -        2,593
                                      ---------    ---------
   Total costs and expenses             741,079      870,893
                                      ---------    ---------
Income from operations                  315,460      285,414
                                      --------     ---------
Other income (expense):
  Interest income                       10,803        18,653
  Interest expense                        (948)         (893)
  Other Income                               -       200,707
                                     ---------     ---------
   Total other income (expense)          9,855       218,467
                                     ---------     ---------
Income before provision for
  income taxes                         325,315       503,881
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             93,859        80,207
  Deferred expense (benefit)            16,700        20,000
                                    ----------     ---------
  Total income tax expense (benefit)   110,559       100,207
                                    ----------     ---------
Net income                         $   214,756   $   403,674
                                   ===========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,617,938   381,102,938
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Three Months Ended December 31, 2007
                           (unaudited)


                                                    Additional
                           Common Stock               Paid-In          Retained
                       Shares           Amount        Capital          Earnings
                       ------           ------       ---------         --------
Balance,
September 30, 2007   381,102,938     $  38,110   $   1,354,414       $ 1,525,704

Net income for the
  three months ended
  December 31, 2007            -              -               -          403,674
                      ----------      ---------       ----------      ----------
Balance, December
   31, 2007          381,102,938     $  38,110    $   1,354,414      $ 1,929,378

                      ===========     =========    =============     ===========














            See accompanying notes to consolidated financial statements.
                                          -5-





              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended December 31, 2006 and 2007
                          (Unaudited)

                                         December      December
                                         31, 2006      31, 2007
                                         -------        -------
Cash flows from operating activities:
 Net income                             $   214,756   $   403,674
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization            95,967        89,602
   Deferred income tax expense               16,700        20,000
Changes in assets and liabilities:
     Accounts receivable                     63,536        (7,957)
     Inventories                             (8,579)        4,881
     Income taxes refundable                 22,077       (26,677)
     Prepaid expenses                        26,966        16,673
     Accounts payable                       390,847        57,792
     Accounts payable, related party              -             -
     Accrued expenses                       (33,559)      (25,326)
     Income taxes payable                    40,122        18,984
     Deferred revenue                       (16,963)      (29,876)
                                         ----------     ---------
     Total adjustments                      597,114       118,096
                                         ----------     ---------
    Net cash provided by operating
      activities                            811,870       521,770
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (65,760)      (82,951)
  Increase in software licenses and
    software development costs              (25,111)      (19,401)
  Increase in investments in
    marketable securities                         -             -
  Decrease in deposits and other
    assets                                     (501)        4,745
                                         ----------     ---------
    Net cash(used in) investing
      activities                            (91,372)      (97,607)
                                         ----------     ---------
Cash flows from financing activities:
  Proceeds from notes payable related
     party                                        -             -
  Payments on notes                               -             -
  Payments on long-term debt and capital
     leases                                    (887)         (851)
                                         ----------     ----------
 Net cash (used in) financing
      activities                               (887)         (851)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.
                              -6

               CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the three months ended December 31, 2006 and 2007
                          (Unaudited)

                                         December      December
                                         31, 2006      31, 2007
                                          -------        -------

 Increase in cash and
       cash equivalents                    719,611       423,312

 Cash and cash equivalents at beginning
      of period                            387,663       619,642
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                       $ 1,107,274   $ 1,042,954
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

                       CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended September 30, 2007.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2006 and 2007. All significant inter company transactions and balances have been eliminated in consolidation.

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

Net Income Per Common Share:

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the company.

                    CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2007

2. Inventories

Inventories consist of the following at:

                                      September 30,   December 31
                                         2007             2007
                                      ------------     -----------

       Finished goods                 $   44,316       $  36,826
       Work in process                     2,861          34,989
       Purchased parts and supplies       87,833          58,315
                                      ----------       ---------
                                      $  135,010       $ 130,129
                                      ==========       =========

3. Income taxes

The provision for income taxes for three months ended December 31, 2006 and 2007 is based on the expected rate for the tax year.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,     December 31,
                                            2007              2007
                                         ------------     -----------
  Non-current deferred tax assets        $    233,700     $   187,000
  Valuation allowance                        (192,600)       (146,000)
  Non-current deferred tax liabilities        (59,900)        (79,800)
                                         ------------     -----------
                                         $    (18,800)    $   (38,800)
                                         ============     ===========

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

Management's Discussion and Analysis of Financial Conditions and Results of Operations

At December 31, 2007, the Company had consolidated working capital of $1,258,457 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2008. The company settles funds for permit collections after the end of each month.
Occasionally this overlaps into a next quarter.   The timing of the
payout is captured as a an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED December 31, 2006
AND 2007

REVENUES. During the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2007 revenues increased by $99,768 or 9.4% from 1,056,539 to $1,156,307. The increase in revenues is due to the addition of new customers and increased remit-online activity for the quarter ended December 31, 2007. Clancy's Remit-online.com service has processed 71,936 transactions totaling $2,859,456 for the quarter ended December 31,2007. Revenues are generated based on per transaction fees less bank processing costs.

The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on SEC accounting guidance. The
Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. During the three month quarter ended December 31, 2006, as compared to the three month quarter ended December 31, 2007, cost of services increased by $49,350 or 32.3% from $152,778 to $202,128 for the Company. Cost of services as a percentage of service contract income was 21.4% for the 2006 quarter and 25.9% for the 2007 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $0 to $2,593, or 2500% from the quarter ended December 31, 2006 to 2007.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $58,864 or 10.6% from $554,769 to $613,633 the for quarter ended December 31, 2006 and 2007, respectively.

NET INCOME. During the quarter ended December 31, 2007, the Company reported net income of $403,674 compared to $214,756 for the quarter ended December 31, 2006. The primary reason for the increase in net income is the Company received a $200,000 contract termination fee from the City of Arecibo, Puerto Rico.

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

UTS continues to add new clients. In December, 2007, UTS entered into a contract for a full service program for the city of San Juan Puerto Rico, which will include the installation of single space meters, multi-space meters, signs, ticket issuance an collection and enforcement. The program will be operational by June 2008.

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

UTS has funded its operations primarily by cash flows, bank debt, and advances from the Company. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment. With UTS under new management, the Company anticipates that UTS will be profitable for the year ending September 30, 2008.

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

Remit-on-line.com has grown as a ticket payment site. It is offered to Clancy ticket system clients and other companies in parking industry businesses. Remit processes an average of $925,000 per month in transactions. The Company has observed a continuing increase in activity monthly. The Company generates revenue from Remit-online.com based on a per transaction fee.

In addition, outstanding ticket fines of approximately
$2,720,255 for UTS and $770,442 for Clancy, have not been recognized as revenue at December, 31, 2007 based on SEC accounting guidance.

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

STOCK PURCHASE

The Company has implemented a reacquisition of equity securities to commence in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program. No shares were purchased during the quarter ended December 31, 2007.

Item 3.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes have occurred in the quarter ended December 31, 2007.

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

Date: February 14, 2008	     CLANCY SYSTEMS INTERNATIONAL, INC.
	                                      (Registrant)


	                        By: /s/ Stanley J. Wolfson
		                    Stanley J. Wolfson, President
                                and Chief Executive Officer