Form 10QSB
period 2008-05-15
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2008-05-15
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM 10-QSB


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2008

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 15, 2008 is 380,802,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes  No X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                                  INDEX

                                                    Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2007
  and March 31, 2008 (unaudited)                     3 and 4

Consolidated Statements of Income and Other
  Comprehensive Income - For the Three
  Months Ended March 31, 2007 and 2008 (unaudited)      5

Consolidated Statements of Income and Other
  Comprehensive Income - For the Six
  Months Ended March 31, 2007 and 2008 (unaudited)      6

Consolidated Statement of Stockholders' Equity - For
  the Six Months Ended March 31, 2008 (unaudited)       7

Consolidated Statements of Cash Flows - For the Six
  Months Ended March 31, 2007 and 2008 (unaudited)	  8

Notes to Unaudited Consolidated Financial Statements    10

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   13

PART II.   OTHER INFORMATION                            20

Item 1.  Legal Proceedings                              20

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                             21


Item 6.  Exhibits                                       22

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,   March 31,
                                                 2007          2008
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  619,642    $  1,116,754
 Accounts receivable, net of allowance
  for doubtful accounts                        709,419         584,544
 Income tax receivable                               -           5,827
 Inventories                                   135,010         146,763
 Prepaid expenses                               64,075          38,513
                                            ----------      ----------
    Total current assets                     1,528,146       1,892,401
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                218,337         218,337
 Computers and equipment
   under service contracts                   2,771,942       2,860,442
 Leasehold improvements                         81,424          81,424
 Vehicles, including vehicles
   under capital leases                        149,886         149,886
                                             ---------       ---------
                                             3,221,589       3,310,089
  Less accumulated depreciation             (2,505,867)     (2,634,705)
                                            ----------       ---------
    Net furniture and equipment                715,722         675,384
                                            ----------      ----------
Other assets:
 Investment in marketable securities           733,244         807,453
 Deposits and other                             24,312          24,477
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    222,212         216,536
                                             ---------        --------
   Total other assets                        1,384,315       1,453,013
                                             ---------       ---------
                                           $ 3,628,183     $ 4,020,798
                                           ===========     ===========








     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,      March 31,
                                            2007             2008
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  150,319        $   118,020
 Accrued expenses                          361,019            335,467
 Income taxes payable                       74,323             49,816
 Current portion of obligations under
  capital leases                             3,393              3,393
 Deferred revenue                           95,453            128,917
                                         ---------           --------
    Total current liabilities              684,507            635,613

Deferred income taxes payable               18,800             36,500
Obligations under capital lease,
  net of current portion                     6,648              4,924
                                         ---------            -------
    Total liabilities                      709,955            677,037
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    381,102,938 and 380,890,438
    shares issued and
    outstanding at 9/30/07 and
    3/31/08  respectively                   38,110             38,089
  Additional paid-in capital             1,354,414          1,353,659
  Accumulated comprehensive income (loss):
   Unrealized loss on marketable
    securities                                   -            (26,796)
  Retained earnings                      1,525,704          1,978,809
                                         ---------          ---------
    Total stockholders' equity           2,918,228          3,343,761
                                       -----------        -----------
                                       $ 3,628,183        $ 4,020,798
                                       ===========        ===========


 See accompanying notes to consolidated financial statements.
                              -4-

                 CLANCY SYSTEMS INTERNATIONAL, INC
  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
          For the Three Months Ended March 31, 2007 and 2008
                      (Unaudited)
                                        March        March
                                       31, 2007     31, 2008
Revenues:                              --------     --------
 Sales                               $   23,984   $   21,199
 Service contract income                744,498      546,309
 Parking ticket collections             111,919      251,040
                                     ----------   ----------
  Total revenues                        880,401      818,548
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          17,845        1,565
  Cost of services                      263,753      153,644
  Cost of parking ticket
    collections                          35,343       27,409
  General and administrative            562,277      584,382
  Research and development                1,515        4,527
                                      ---------    ---------
   Total costs and expenses            880,733       771,527
                                      ---------    ---------
Income (loss) from operations             (332)       47,021
                                      --------     ---------
Other income (expense):
  Interest income                       23,490        17,067
  Interest expense                     ( 9,465)          472
  Other income                           1,708        50,567
                                     ---------     ---------
   Total other income (expense)         15,733        68,106
                                     ---------     ---------
Income before provision for
  income taxes                          15,401       115,127
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             46,553        65,259
  Deferred expense (benefit)           (50,300)       (2,300)
                                    ----------     ---------
  Total income tax expense (benefit)   ( 3,747)       62,959
                                    ----------     ---------
Net income                              19,148        52,168
                                    ----------     ---------
Other comprehensive income (loss)
  Unrealized loss on marketable
  securities                                 -       (26,796)
                                    ----------     ---------
Comprehensive income                $   19,148     $  25,372
                                    ==========     =========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,142,271   381,030,411
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
     For the Six Months Ended March 31, 2007 and 2008
                      (Unaudited)
                                        March        March
                                       31, 2007     31, 2008
Revenues:                              --------     --------
 Sales                               $   62,946  $    36,957
 Service contract income              1,457,295    1,326,176
 Parking ticket collections             416,699      611,723
                                     ----------   ----------
  Total revenues                      1,936,940    1,974,856
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          27,221       29,010
  Cost of services                      416,531      355,772
  Cost of parking ticket
    collections                          59,499       52,503
  General and administrative          1,117,046    1,198,015
  Research and development                1,515        7,120
                                      ---------    ---------
   Total costs and expenses           1,621,812    1,642,420
                                      ---------    ---------
Income from operations                  315,128      332,436
                                      --------     ---------
Other income (expense):
  Interest income                       25,204        35,720
  Interest expense                      (1,324)         (421)
  Other income                           1,708       251,274
                                     ---------     ---------
   Total other income (expense)         25,588       286,573
                                     ---------     ---------
Income before provision for
  income taxes                         340,716       619,009
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)            140,412       145,466
  Deferred expense (benefit)           (33,600)       17,700
                                    ----------     ---------
  Total income tax expense (benefit)   106,812       163,166
                                    ----------     ---------
Net income                             233,904       455,843
                                    ----------     ---------
Other comprehensive income (loss)
  Unrealized loss on marketable
  securities                                 -       (26,796)
                                    ----------    -----------
Comprehensive income                $  233,904    $  429,047
                                    ==========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,142,271   381,066,872
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Six Months Ended March 31, 2008
                           (unaudited)


                                                               Other
                                                  Additional   Compre-
                          Common Stock             paid-in     hensive    Retained
                       Shares        Amount        Capital     Income     Earnings
                       ------        ------       ---------    --------   --------
Balance,
September 30, 2008   381,102,938  $  38,110   $   1,354,414          -    1,525,704

Common stock
  repurchase            (212,500)       (21)           (755)                 (2,738)

 Unrealized loss on
  marketable securities                                        (26,796)

Net income for the
  six months ended
  March 31, 2008               -          -               -          -       455,843
                      ----------   ---------      ----------   -------    ----------
Balance, March
   31, 2008          380,890,438  $  38,089    $   1,353,659 $ (26,796)  $ 1,978,809

                    ===========  =========    =============   ========  ========


              See accompanying notes to consolidated financial statements.
                                          -7-

             CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six months ended March 31, 2007 and 2008
                          (Unaudited)

                                          March          March
                                         31, 2007       31, 2008
                                         -------        -------
Cash flows from operating activities:
 Net income                             $   233,904   $   455,843
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           188,796       174,604
    Deferred income tax expense             (33,600)       17,700
Changes in assets and liabilities:
     Accounts receivable                    (34,223)      124,875
     Inventories                             (4,985)      (11,753)
     Income taxes refundable                 23,264        (5,827)
     Prepaid expenses                        45,393        25,562
     Accounts payable                        27,089       (32,299)
     Accrued expenses                       (37,420)      (25,552)
     Income taxes payable                    62,417       (24,507)
     Deferred revenue                       (32,537)       33,464
                                         ----------     ---------
     Total adjustments                      204,194       276,267
                                         ----------     ---------
    Net cash provided by operating
      activities                            438,098       732,110
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (76,207)      (88,499)
  Increase in software licenses and
    software development costs              (47,704)      (38,802)
  Increase in investments in
    marketable securities                   (50,537)     (101,005)
  Decrease in deposits and other
    assets                                   (5,000)       (1,454)
                                         ----------     ---------
    Net cash used in investing
      activities                           (179,448)     (229,760)
                                         ----------      ---------
Cash flows from financing activities:
 Repurchase of common stock                  (8,785)       (3,514)
  Payments on long-term debt and capital
     leases                                  (1,710)       (1,724)
                                         ----------     ----------
 Net cash used in financing
      activities                            (10,495)       (5,238)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the six months ended March 31, 2007 and 2008
                          (Unaudited)

                                          March          March
                                         31, 2007       31, 2008
                                          -------        -------

 Increase in cash and
       cash equivalents                     248,155       497,112

 Cash and cash equivalents at beginning
      of period                             387,663       619,642
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  635,818   $ 1,116,754
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                     March 31, 2008
                        (Unaudited)

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three and six months ended March 31, 2007 and 2008. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Net income per common share:

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      March 31, 2008
                        (Unaudited)

1. Basis of Presentation (continued)

diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company has no potentially dilutive securities.

2. Inventories

   Inventories consist of the following at:
                                           September 30,  March 31,
                                              2007          2008
                                              ----          ----

   Finished goods                         $  44,316      $  26,827
   Work in process                            2,861         53,305
   Purchased parts and supplies              87,833         66,631
                                           --------      ---------
                                          $ 135,010      $ 146,763
                                          =========      =========
3. Income taxes

The provision for income taxes for the six months ended March 31, 2007 and 2008 is based on the actual or expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes mainly consist of tax-exempt income and changes in estimates of previously reported income tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:
                                        September 30,    March 31,
                                           2007            2008
                                           ----            ----

   Non-current deferred tax assets       $   233,700     $  199,500
   Valuation allowance                      (192,600)      (158,400)
   Non-current deferred tax liabilities      (59,900)       (77,600)
                                         -----------     ----------
     Net non-current deferred taxes      $   (18,800)     $ (36,500)
                                         ===========     ==========

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31, 2008
                        (Unaudited)

4. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the six month period ended March 31, 2008, the Company reacquired 212,500 shares of its common stock for $3,514. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

Subsequent to March 31, 2008, the Company repurchased 87,500 shares of its common stock for a total of $1,251.

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

At March 31, 2008, the Company had consolidated working capital of $1,256,788 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2008. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31,
2007 AND 2008

REVENUES. From the three month quarter ended March 31, 2007 to the three month quarter ended March 31, 2008 revenues decreased by $61,853 or 7.0% from $880,401 to $818,548. The decrease in revenues is due to a slow down in ticket issuance during bad weather during the winter months for the quarter ended March
31, 2008. Clancy's Remit-online.com service has processed 72,402 transactions totaling $2,849,551 for the quarter ended
March 31, 2008. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the income statements.

COST OF SERVICES. For the three month quarter ended March 31, 2007 to the three month quarter ended March 31, 2008, cost of services decreased by $110,109 or 41.7% from $263,753 to $153,644 for the
Company. Cost of services as a percentage of service contract income was 35.4% for the 2007 quarter and 28.1% for the 2008 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $1,515 to $4,527, or 198.80%, from the three month quarter ended March 31, 2007 to 2008. The company is working on an upgrade to its printer.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $22,105 or 3.9% from $562,277 to $584,382 for the three month quarter ended March 31, 2007 and 2008, respectively.
The primary reason for the increase is due to expansion in Puerto Rico.

NET INCOME. For the three month quarter ended March 31, 2008, the Company reported net income of $52,168 compared to $19,148 for the three month quarter ended March 31, 2007. Net income has increased with additional contracts and a one-time contract buyout with the city of Arecibo.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2007
AND 2008

REVENUES. From the six months ended March 31, 2007 to the six months ended March 31, 2008 revenues increased by $37,916 or 2.0% from $1,936,940 to $1,974,856. The increase in revenues is due to the addition of new customers and products during the six months ended March 31, 2008. Clancy's Remit-online.com service has processed 144,338 transactions totaling $5,780,943 for the six months ended March 31, 2008. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the income statements.

COST OF SERVICES. For the six months ended March 31, 2007 compared to the six month ended March 31, 2008, cost of services decreased by $60,759 or 14.6% from $416,531 to $355,772 for the Company. Cost of services as a percentage of service contract income was 28.58% for the 2007 six month period and 24.41% for the 2008 six month period.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $1,515 to $7,120, or 370.0%, from the six months ended March 31, 2007 to 2008. This increase reflects development of an upgrade for the Company's printer.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $80,969 or 7.2% from $1,117,046 to $1,198,015 for the six months ended March 31, 2007 and 2008, respectively. The increase relates primarily to increased rent, salaries, office supplies, health insurance, repairs and maintenance, and UTS opening offices in additional cities.

NET INCOME. For the six months ended March 31, 2008, the Company reported net income of $455,843 compared to $233,904 for the six months ended March 31, 2007. The primary reason for the increase in net income is related to the addition of new contracts in Puerto Rico and in the US and a contract buyout with the city of Arecibo.

STATUS OF PRODUCTS AND SERVICES

In order to keep its products and systems from becoming obsolete, the Company regularly modifies and updates its hardware and software. In order to streamline its ticket writing and car rental equipment, the Company redesigned the printer so that it weighs less than two pounds. New battery technology has also allowed the Company to reduce the size and weight of the printers. The company is currently updating its Bluetooth printer technology.

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

UTS continues to add new clients. In December 2007, UTS was awarded a contract for the city of San Juan. The company anticipates installing approximately 2,000 meters. In order to manage the operations in San Juan, UTS moved it's main office into the city. UTS has also installed a code enforcement system for the city of Cauguas.

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

Director and Officer insurance premiums were reduced by 28% for the last year. The Company is able to qualify for Directors and Officers insurance when many companies are no longer able to qualify.

The Company's newest equipment has proven to be a capital intensive program. The Company has designed its printer board to work and fit in both its current model case as well as its new case, which will prove to be a cost savings. While the Company has adequate cash flow to accomplish the upgrades without incurring debt, it is anticipated that the ongoing upgrades and tooling for newer products shall continue to require a large capital commitment. With the weakened economy as of recent years, municipalities are in search of additional revenues and the installation and implementation of means to efficiently and effectively collect parking ticket revenues as a viable source of such additional revenues for many locales. As on street parking spaces are finite, and populations increase, a structured management system of turnover,
                            -16-
enforcement and accountability of parking revenues will be imperative for all cities. In addition, the Company supplies all hardware, software, training, supplies and maintenance for the system, thus eliminating all significant capital expenditures by the user.

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

In addition, outstanding ticket fines of approximately
$2,900,000, for UTS and $1,100,241 for Clancy, have not been recognized as revenue at March 31, 2008 based on SEC accounting guidance.

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

However, in November 2004, Mr. Salazar filed a notice of appeal in the Colorado Court of Appeals with respect to the suit dismissed by the District Court in August, 2004. In September 2006, the Court
of Appeals granted Mr. Salazar's appeal. Clancy filed a petition for certiorari seeking to have the matter heard by the Colorado
Supreme Court.  The Supreme Court of Colorado granted certorari.
The case was heard in September 2007. On February 19,
2008, the Colorado Supreme Court ruled in favor of the Company and the case was remanded to the District Court with directions to reinstate
the District Court's order of summary judgment.   Salazar has since
filed a motion in the District Court to amend its original complaint and the Company has opposed that motion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities


Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     -------------------
January 1            -           -                -                     -
through
January 31,
2008


February 1      100,000      .0180          100,000                     -
through
February 29,
2008

March 1          112,500      .0148          112,500                    -
through
March 31,
2008
               -------      ----          ---------              ----------

Total          212,500     $.0164          212,500                      -
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

Date: May 15, 2008		   Clancy Systems International, Inc.
					       (Registrant)

					   By:/s/ Stanley J. Wolfson
						    Stanley J. Wolfson,
                                        President and Chief
                                        Executive Officer