Form 10QSB
period 2008-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2008-08-18
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM 10-QSB


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30,  2008

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 14, 2008 is 379,882,938 shares, $.0001 par value.

Transitional Small Business Disclosure Format:  Yes  No X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

                    CLANCY SYSTEMS INTERNATIONAL, INC.
                                  INDEX

                                                    Page No.

PART I.	FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 2007
  and June 30, 2008 (unaudited)                     3 and 4

Consolidated Statements of Income and Other
  Comprehensive Income - For the Three
  Months Ended June 30, 2007 and 2008 (unaudited)      5

Consolidated Statements of Income and Other
  Comprehensive Income - For the Nine
  Months Ended June 30, 2007 and 2008 (unaudited)      6

Consolidated Statement of Stockholders' Equity - For
  the Nine Months Ended June 30, 2008 (unaudited)      7

Consolidated Statements of Cash Flows - For the Nine
  Months Ended June 30, 2007 and 2008 (unaudited)	  8

Notes to Unaudited Consolidated Financial Statements    10

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   13

PART II.   OTHER INFORMATION                            20

Item 1.  Legal Proceedings                              20

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                             21


Item 6.  Exhibits                                       22

                  CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,    June 30,
                                                 2007          2008
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                  $  619,642    $  1,088,461
 Accounts receivable, net of allowance
  for doubtful accounts                        709,419         548,610
 Income tax receivable                               -           3,641
 Inventories                                   135,010         179,599
 Prepaid expenses                               64,075          55,699
                                            ----------      ----------
    Total current assets                     1,528,146       1,876,010
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                218,337         190,696
 Computers and equipment
   under service contracts                   2,771,942       2,813,728
 Leasehold improvements                         81,424          13,000
 Vehicles, including vehicles
   under capital leases                        149,886         147,651
                                             ---------       ---------
                                             3,221,589       3,165,075
  Less accumulated depreciation             (2,505,867)     (2,542,346)
                                            ----------       ---------
    Net furniture and equipment                715,722         622,729
                                            ----------      ----------
Other assets:
 Investment in marketable securities           733,244         881,933
 Deposits and other                             24,312          20,333
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    222,212         215,355
                                             ---------        --------
   Total other assets                        1,384,315       1,522,168
                                             ---------       ---------
                                           $ 3,628,183     $ 4,020,907
                                           ===========     ===========








     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,       June 30,
                                            2007             2008
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  150,319        $    84,283
 Accrued expenses                          361,019            156,880
 Income taxes payable                       74,323             47,758
 Current portion of obligations under
  capital leases                             3,393              3,393
 Deferred revenue                           95,453             78,317
                                         ---------           --------
    Total current liabilities              684,507            370,631

Deferred income taxes payable               18,800             44,700
Obligations under capital lease,
  net of current portion                     6,648              4,131
                                         ---------            -------
    Total liabilities                      709,955            419,462
                                         ---------            -------
Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    381,102,938 and 380,732,938
    shares issued and
    outstanding at 9/30/07 and
    6/30/08  respectively                   38,110             38,073
  Additional paid-in capital             1,354,414          1,353,099
  Accumulated comprehensive income (loss):
   Unrealized loss on marketable
    securities                                   -            (26,847)
  Retained earnings                      1,525,704          2,237,120
                                         ---------          ---------
    Total stockholders' equity           2,918,228          3,601,445
                                       -----------        -----------
                                       $ 3,628,183        $ 4,020,907
                                       ===========        ===========


 See accompanying notes to consolidated financial statements.
                              -4-

                 CLANCY SYSTEMS INTERNATIONAL, INC
  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
          For the Three Months Ended June 30, 2007 and 2008
                      (Unaudited)
                                         June         June
                                       30, 2007     30, 2008
Revenues:                              --------     --------
 Sales                               $   26,098   $   22,120
 Service contract income                768,906      761,536
 Parking ticket collections             116,486      214,858
                                     ----------   ----------
  Total revenues                        911,490      998,514
                                     ----------   ----------
Costs and expenses:
  Cost of sales                           8,513       14,370
  Cost of services                      182,238      207,561
  Cost of parking ticket
    collections                          28,793       26,381
  General and administrative            660,393      409,085
  Research and development                4,111       10,369
                                      ---------    ---------
   Total costs and expenses            884,048       667,766
                                      ---------    ---------
Income from operations                  27,442       330,748
                                      --------     ---------
Other income (expense):
  Loss on disposal of assets                 -       (22,068)
  Interest income                       13,120        17,149
  Interest expense                         574          (366)
  Other income                          23,400        28,213
                                     ---------     ---------
   Total other income (expense)         37,094        22,928
                                     ---------     ---------
Income before provision for
  income taxes                          64,536       353,676
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)             61,488        85,428
  Deferred expense (benefit)           (36,800)        8,200
                                    ----------     ---------
  Total income tax expense (benefit)    24,688        93,628
                                    ----------     ---------
Net income                              39,848       260,048
                                    ----------     ---------
Other comprehensive income (loss):
  Unrealized loss on marketable
  Securities                                 -           (51)
                                    ----------     ---------
Comprehensive income                $   39,848     $ 259,997
                                    ==========     =========
Basic and diluted:
 Net income per common
 share                              $        *   $         *
                                    ==========   ===========
 Weighted average number of
  shares outstanding               381,942,509   380,773,130
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
     For the Nine Months Ended June 30, 2007 and 2008
                      (Unaudited)
                                         June         June
                                       30, 2007     30, 2008
Revenues:                              --------     --------
 Sales                               $   89,044  $    59,077
 Service contract income              2,226,202    2,087,713
 Parking ticket collections             533,185      826,581
                                     ----------   ----------
  Total revenues                      2,848,431    2,973,371
                                     ----------   ----------
Costs and expenses:
  Cost of sales                          35,734       43,380
  Cost of services                      598,769      563,333
  Cost of parking ticket
    collections                          88,292       78,884
  General and administrative          1,777,439    1,607,100
  Research and development                5,626       17,489
                                      ---------    ---------
   Total costs and expenses           2,505,860    2,310,186
                                      ---------    ---------
Income from operations                  342,571      663.185
                                      --------     ---------
Other income (expense):
  Loss on disposal of assets                 -       (22,068)
  Interest income                       38,324        52,869
  Interest expense                        (750)         (787)
  Other income                          25,108       279,487
                                     ---------     ---------
   Total other income (expense)         62,682       309,501
                                     ---------     ---------
Income before provision for
  income taxes                         405,253       972,686
                                     ---------    ----------
Provision for income taxes:
  Current expense (benefit)            201,900       230,894
  Deferred expense (benefit)           (70,400)       25,900
                                    ----------     ---------
  Total income tax expense (benefit)   131,500       256,794
                                    ----------     ---------
Net income                             273,753       715,892
                                    ----------     ---------
Other comprehensive income (loss):
  Unrealized loss on marketable
  securities                                 -       (26,847)
                                    ----------    -----------
Comprehensive income                $  273,753    $  689,045
                                    ==========    ==========
Basic and diluted
 net income per common
 share                              $        *   $         *
                                    ==========   ===========
Weighted average number of
  shares outstanding               382,236,165   380,969,347
                                  ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended June 30, 2008



                                                              Other
                                               Additional     Compre-
                          Common Stock          paid-in       hensive  Retained
                       Shares        Amount      Capital      Income   Earnings

                       ------        ------    ---------    --------   ------

Balance,
September 30, 2007   381,102,938  $  38,110  $  1,354,414       -    1,525,704

Common stock
  repurchase            (370,000)       (37)       (1,315)              (4,476)


 Unrealized loss on
  marketable securities                                      (26,847)

Net income for the
  nine months ended
  June 30, 2008               -          -              -          -    715,892
                       ----------   ---------    ----------   -------    ------
Balance, June
   30, 2008          380,732,938  $  38,073  $   1,353,099 $ (26,847) $2,237,120
 (unaudited)
                    ===========  =========    =============   ========  ========


              See accompanying notes to consolidated financial statements.
                                          -7-


              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended June 30, 2007 and 2008
                          (Unaudited)

                                             June          June
                                           30, 2007      30, 2008
                                           -------        -------
Cash flows from operating activities:
 Net income                             $   273,753    $  715,892
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           278,970       252,839
    Loss on disposal of assets                    -        22,068
    Deferred income tax expense             (70,400)       25,900
Changes in assets and liabilities:
     Accounts receivable                    (75,559)      160,809
     Inventories                            (13,488)      (44,589)
     Income taxes refundable                 23,264        (3,641)
     Prepaid expenses                        44,511         8,376
     Accounts payable                        38,791       (66,036)
     Accrued expenses                       (24,597)     (204,139)
     Income taxes payable                    63,105       (26,565)
     Deferred revenue                       (22,284)      (17,136)
                                         ----------     ---------
     Total adjustments                      242,313       107,886
                                         ----------     ---------
    Net cash provided by operating
      activities                            516,066       823,778
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment   (130,975)     (112,544)
  Increase in software licenses and
    software development costs              (68,403)      (60,580)
  Increase in investments in
    marketable securities                   (50,537)     (200,835)
  Proceeds from sale of marketable
    Securities                                    -        25,299
  Increase in deposits and
    other assets                             (6,151)        2,046
                                         ----------     ---------
    Net cash used in investing
      activities                           (256,066)     (346,614)
                                         ----------      ---------
Cash flows from financing activities:
 Repurchase of common stock                  (17,125)       (5,828)
  Payments on long-term debt and capital
     leases                                   (2,598)       (2,517)
                                         ----------     ----------
 Net cash used in financing
      activities                            (19,723)        (8,345)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
      For the nine months ended June 30,  2007 and 2008
                          (Unaudited)

                                           June           June
                                         30, 2007       30, 2008
                                          -------        -------

 Increase in cash and
       cash equivalents                     240,277       468,819

 Cash and cash equivalents at beginning
      of period                             387,663       619,642
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                         $  627,940   $ 1,088,461
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      June  30, 2008
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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three and nine months ended June 30, 2007 and 2008. All significant intercompany transactions and balances have been eliminated in consolidation.

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

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       June 30, 2008
                        (Unaudited)

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

2. Inventories

   Inventories consist of the following at:
                                           September 30,   June 30,
                                              2007          2008
                                              ----          ----

   Finished goods                         $  44,316      $  30,110
   Work in process                            2,861         74,745
   Purchased parts and supplies              87,833         74,744
                                           --------      ---------
                                          $ 135,010      $ 179,599
                                          =========      =========
3. Income taxes

The provision for income taxes for the nine months ended June 30, 2007 and 2008 is based on the actual or expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes mainly consist of tax-exempt income and changes in estimates of previously reported income tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:
                                        September 30,      June 30,
                                           2007             2008
                                           ----             ----

   Non-current deferred tax assets       $   233,700     $  172,600
   Valuation allowance                      (192,600)      (131,500)
   Non-current deferred tax liabilities      (59,900)       (85,800)
                                         -----------     ----------
     Net non-current deferred taxes      $   (18,800)     $ (44,700)
                                         ===========     ==========

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        June 30, 2008
                        (Unaudited)

4. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the nine month period ended June, 2008, the Company reacquired 370,000 shares of its common stock for $5,828. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

Subsequent to June 30, 2008 the Company repurchased 850,000 shares of its common stock for a total of $9,954.

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

At June 30, 2008, the Company had consolidated working capital of $1,505,379 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2008. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
2007 AND 2008

REVENUES. From the three month quarter ended June 30, 2007 to the three month quarter ended June 30, 2008 revenues increased by $87,024 or 9.5% from $911,490 to $998,514. The increase in is due to additional clients and services. Clancy's Remit-online.com service has processed 75,456 transactions totaling $2,900,431 for the quarter ended June 30, 2008. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the income statements.

COST OF SERVICES. For the three month quarter ended June 30, 2007 to the three month quarter ended June 30, 2008, cost of services increased by $25,323 or 13.9% from $182,238 to $207,561 for the
Company. Cost of services as a percentage of service contract income was 23.7% for the 2007 quarter and 27.3% for the 2008 quarter.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $4,111 to $10,369, or 152.2%, from the three month quarter ended June 30, 2007 to 2008. The Company is working on an upgrade to its wireless printer and a detection device.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $251,308 or 38.1% from $660,393 to $409,085 for the three month quarter ended June 30, 2007 compared to the three month quarter ended June 30, 2008. The primary reason for the decrease is that the Company's subsidiary in Puerto Rico had some expansion costs in the prior year.

NET INCOME. For the three month quarter ended June 30, 2008, the Company reported net income of $260,048 compared to $39,848 for the three month quarter ended June 30, 2007. The net income has increased because of the additional of new clients and additional services for Clancy. UTS received a settlement on accrued Puerto Rico taxes of $207,328.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2007
AND 2008

REVENUES. From the nine months ended June 30, 2007 to the nine months ended June 30 2008 revenues increased by $124,940 or 4.4% from $2,848,431 to $2,973,371. The increase in revenues is due to the addition of new customers and products during the nine months ended June 30, 2008. Clancy's Remit-online.com service has processed 219,794 transactions totaling $8,609,438 for the nine months ended June 30, 2008. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the income statements.

COST OF SERVICES. For the nine months ended June 30, 2007 compared to the nine months ended June 30, 2008, cost of services decreased by $35,436 or 5.9% from $598,769 to $563,333 for the Company. Cost of services as a percentage of service contract income was 26.9% for the 2007 nine month period and 27.0% for the 2008 six month period.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $5,626 to $17,489, or 210.9%, from the nine months ended June 30, 2007 to 2008. The Company is working on a upgrade to it's wireless printer and a detection device.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $170,339 or 9.6% from $1,777,439 to $1,607,100 for the nine months ended June 30, 2007 and 2008, respectively.
The primary reason for the decrease is that the Company's subsidiary in Puerto Rico received a reduction in accrued Puerto Rican Taxes of $207,328.

NET INCOME. For the nine months ended June 30, 2008, the Company reported net income of $715,892 compared to $273,753 for the nine months ended June 30, 2007 The primary reason for the increase in net income is related to the addition of new clients and services for Clancy. UTS received contract settlements for $250,000 in the aggregate plus the tax reduction described above.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the next twelve months

UTS has funded its operations primarily by cash flows and bank debt. It has notes payable and capital lease obligations arising from borrowings for working capital and purchases and installation of meter equipment.

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

In addition, outstanding ticket fines of approximately
$2,900,000, for UTS and $1,146,000 for Clancy, have not been recognized as revenue at June 30, 2008 based on SEC accounting guidance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities


Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     ------------------
-
April 1, 2008
through
April 30,
2008             87,500      .014            87,500                    -


May 1,2008
through
May 31, 2008     70,000      .015            70,000

                -------      ----          ---------              ----------

Total           157,500     $.0145          157,500                      -
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

Date: August 18, 2008		   Clancy Systems International, Inc.
					       (Registrant)

					   By:/s/ Stanley J. Wolfson
						    Stanley J. Wolfson,
                                        President and Chief
                                        Executive Officer