Form 10KSB
period 2008-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2009-01-14
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-KSB

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 2008

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

     The Company's revenues for its most recent fiscal year were $4,018,573.

     The aggregate market value of the voting stock held by non affiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 30, 2008 was approximately $1,569,857.

The number of shares outstanding of the issuer's classes of common stock, as of January 12, 2009 is 378,968,338 shares, $.0001 par value.


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

In September 2005, both the board of directors and shareholders of UTS and the board of directors of Clancy Systems International, Inc. approved an agreement to acquire the remaining shares of UTS stock from the other shareholders in exchange for Clancy stock. As a result of this exchange, UTS is a wholly owned subsidiary of the Company.

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

The Company also acquired and developed several stand alone computer programs for special niche operations including IDBadge.com,VirtualPermit.com, Remit-online.com, Expo1000.com,
Permit-sales.com and Park-by-phone.com. The Company acquired Expo1000.com and Remit-online.com during fiscal year 2001. The Company developed IDBadge.com, VirtualPermit.com, Permit-sales.com and Park-by-phone.com internally.

The Company's principal executive offices are located at 2250
S. Oneida Street, #308, Denver, Colorado 80224 and its telephone number is (303) 753-0197. The Company's web site is www.clancysystems.com.

Business of the Issuer.

Principal Products or Services and Markets and
Distribution Methods.

The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. During the fiscal year ended September 30, 2008, the Company introduced a "real time" system utilizing cellular technology and a wireless bluetooth printer. The data is stored on in-house servers at the Company in a cloud-computing environment. The system now allows users to print photos on the tickets as well as store the photos with the ticket records. All clients that are interested in the real time system will be upgraded within the next 24 months. Some clients will prefer to remain on the batch system. There are currently approximately 2100 ticket issuance units in service.

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

The Company currently has systems installed in municipalities and universities representing approximately 9,800,000 tickets issued per year.

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

Time IMS

During the fiscal year ended September 30, 2008, the Company developed an internet based time keeping program geared to agencies that need to keep accurate employee tracking and time keeping records. The internet software system offers outservice agencies the ability to accurately track and document skilled and unskilled care visits. The program can also be used for general timekeeping purposes (i.e. hourly workers, part time staffing, and other personnel tracking).

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

Other products sold by the Company which complement the parking citation issuance programs, include: ID BADGEMAKER
(which is sold for $199 per license)and the Denver Boot. The Company has enhanced features on its ticket processing system; digital photo system; virtual permit system which is a fully operational permit issuance, payment and tracking system which reduces paperwork, decal distribution and employee time to administer a parking permit program; a daily permit one use parking permit program for short duration parking validation; an employee badge ID system which can be used by parking systems, rental car systems, and other industries; a management alert system which is an automated data analysis program which emails information and alerts directly to management to reveal such information as permit violations, ticket issuance productivity numbers, revenue numbers and other and timely information. Other software products include the on-line permit renewal system.

Significant Customers.

Presently, the Company has 175 customers. The Company continually updates the hardware and software products provided to these and all of its customers in an effort to ensure quality service and customer satisfaction.

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

Urban Transit Solutions, Puerto Rico.

In February 1998, the Company acquired 60% ownership in a partnership with Urban Transit Solutions (UTS). The Company committed to
$500,000 in funding to UTS between January 20, 1998 and April 30,
1999.  At September 30, 2001, the Company had paid $500,000 to UTS.
UTS currently has contracts in Mayaguez, Carolina, San German,
Manati, Caguas, Isabela, Aquas Buenas, Ponce and San Juan, Puerto Rico. UTS has installed meters and signs and provides personnel for ticket issuance and enforcement for these cities. Other services include meter collections, ticket collections, code enforcement and lot enforcement. In September 2005, the Company acquired all outstanding shares of UTS stock in exchange for shares of the Company's common
stock.  It's ownership changed from 72% to 100%.   Currently UTS
accounts for approximately 40% of total revenues.

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

The Company spent $8,777 and $19,853 on research and development activities for the fiscal years ended September 30, 2007 and 2008, respectively. None of the cost of such activities was borne directly by the customers.

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

The Company also leases approximately 3,000 square feet of manufacturing space located at 5789 S. Curtice, Littleton, Colorado, from an unaffiliated party. Rental payments are $650 per month pursuant to a month to month lease agreement.

The Company leases an office in Logan, Utah which is approximately 500 square feet from an unaffiliated party. Rental payments are $433 per month plus utilities pursuant to a agreement which expires May 31, 2010.

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's Suite. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of appeals with respect to the District Court's denial of his motion to amend. The appeal has not yet been briefed or argued.

UTS is in dispute with the Puerto Rico Municipality Center
(CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxed owed from 1998. The Company filed a written protest as to these assessments and vigorously contested the asserted deficiencies through the administrative appeals process. During the year ended September 30, 2008, the process finalized. The accrual for $310,068 that was recorded on the books was reduced to $102,740 which is the total amount assessed by the CRIM for unpaid personal property tax since 1999. The effect of this reduction amounted to $219,814, and was included as part of other income in the accompanying statement of operations.

However, the CRIM assessed new debt for $430,232, including penalties, interest and surcharges for $44,677, for parking meters considered as real property from 2002. Management has started a claim to get more information about it from CRIM and to request a reduction of the amount assessed. The accompanying September 30, 2008 balance sheet includes an accrual of $186,000 related to this debt. Management believes such accrual is adequate for any possible unfavorable outcome of this new claim.

PAGE>











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


                             High bid   Low bid

10/1/06  - 12/31/06          .026        .010
1/1/07   - 3/31/07           .022        .014
4/1/07   - 6/30/07           .022        .017
7/1/07   - 9/30/07           .021        .016
10/01/07 - 12/30/07          .018        .015
01/01/08 - 03/31/08          .018        .014
04/01/08 - 06/30/08          .015        .012
07/01/08 - 09/30/08          .012        .011


On January 12, 2009 the reported bid and asked prices for the Company's Common Stock were $.0071 and $.009, respectively.

The approximate number of record holders of the Company's
Common Stock on January 12, 2009 was 571. The Company has paid no dividends with respect to its Common Stock.

There are no contractual restrictions on the Company's present or future ability to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities




Period   (a) Total   (b) Average      (c) Total       (d) Maximum Number
          Number     Price Paid       Number of          of shares that
         of Shares    Per Share    Shares Purchased  May Yet Be Purchased
          Purchased                   as Part of       Under the Plans or
                                 Publicly Announced          Programs
                                   Plans or Program
------   ----------  ----------   ------------------   -----------------

Month #1
July 1,     850,000     .019         850,000                  -
through
July 31,
2008

Month #2
August 1          -        -                -                  -
through
August 31,
2008

Month #3
September 1       -         -                -                 -
through
September 30,
2008
          -------      ----          ---------         ----------

Total     850,000      .019         850,000                     -
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2008, the Company had working capital of $1,451,981 as compared to $843,639 at September 30, 2007.

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2009.

Clancy's consolidated current ratio increased to 3.10 to 1 from
2.23 to 1 from September 30, 2007 to September 30, 2008.

REVENUES. From fiscal 2007 to fiscal 2008 revenues increased by approximately $334,557 or 9.1% from $3,684,016 to $4,018,573. This increase in revenues is due to the addition of new customers, products and services during the year ended September 30, 2008. Clancy's Remit-online services has processed 294,432 transactions totaling $11,486,592 for the year ended September 30, 2008.
Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SALES. From fiscal 2007 to fiscal 2008, cost of sales decreased by $40,599 or 4.8% from $852,557 to $811,958.
Cost of sales as a percentage of revenue was 23.1% for fiscal 2007 and 20.2% for fiscal 2008. The decrease in cost of sales was a small factor in the increased earnings. Cost of sales can vary due to weather conditions, employment conditions, and other conditions that affect the Company's clients' ticket issuance programs.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $8,777 to $19,853, or 126.2%, from fiscal 2007 to 2008. The increase reflects further development on the Company's bluetooth printer and several other projects.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $58,344 or 2.4 % from $2,420,724 to $2,479,068 from fiscal 2007 to 2008. The increase in general and administrative costs for the Company is primarily due to the addition of new offices opened by UTS in Puerto Rico during the year with resultant payroll and overhead expenses.

NET INCOME. The Company reported net income of $99,513 for fiscal 2007 as compared to $657,516 for fiscal 2008. The primary reason for the increase in net income of $558,003 for fiscal 2008 is due to additional customers and services as described in the increase in net revenue above. UTS derived income from two contract settlements from Arecibo and Humacao, which were bought out early.

During the fiscal years ended September 30, 2007 and 2008, the Company had in place a total of approximately 170 and 175 ticket issuance systems respectively.

During the next twelve months, the Company will continue to expand its Internet based programs to include Time IMS as well as expanding Park-by-phone and remit-online.

During the year ended September 30, 2008, the Company finalized board design for its bluetooth wireless printer and expects to have most clients using the new printers within the next 24 months.

The Company manufactures a printer to interface to Palm, Ipaq, and other handheld devices including cellular devices. It incorporates a state of the art printer mechanism, light weight battery technology, and prints flat ticket forms. The company also manufactures a keyboard cradle for Palm devices. The Palm keyboard features a full 45 key alpha/numeric keypad with assignable function keys.

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

UTS continues to add new clients. In December 2007, UTS entered into a contract for a full service program for the city of San Juan, PR, which will include the installation of single space meters, multi-space meters, signs, ticket issuance and collection and enforcement. The program became operational in June 2008.

TRENDS AND CONDITIONS

The Company anticipates no major impact as a result of trends of the past few years. A further discussion appears below. If current trends continue, the Company's liquidity will continue to improve on a short-term and a long-term basis.

The Company's expenses increased as a direct result of the Sarbanes-Oxley Act of 2002 as it pertains to additional accounting and auditing procedures. The Company now utilizes four different accounting firms for preparation of financial statements, reviews and auditing functions. Both the US operations and the UTS operations require the services of accounting firms for preparation of financial statements and tax filings and independent auditors for review of all financial statements.

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

Internal and external sources of liquidity

The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2009.

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

In addition, outstanding ticket fines of approximately
$6,000,000 for UTS and $1,192,501 for Clancy's Logan, UT operation have not been recognized as revenue at September
30, 2008 based on SEC accounting guidance.


CONTRACTUAL OBLIGATIONS

The following obligations are those of the consolidated
Company.

                             Payment Due by Period

Contractual           Less than
Obligations   Total    1 year     1-3 years   4-5 years   Over
                                                        5 years

Long Term
debt          $   ---  $   ---   $     ---   $   ---     $   ---

Capital
Lease
Obligations     6,780    4,068      2,712       ---         ---

Operating
Leases
   UTS        103,526    62,166     41,360        ---        ---
   Clancy      57,422    34,412     23,010        ---        ---

Purchase
Obligations       ---       ---        ---        ---        ---

Other Long-
term
obligations       ---       ---        ---        ---        ---
            --------- ---------  ----------  ----------  ---------

Total
Contractual
Cash
Obligations $ 167,728  $100,646   $  67,082 $      ---  $     ---
            =========  ========   ========= ==========  ==========

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

GOODWILL.

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 (SFAS 142), "Goodwill and Intangible Assets", which clarifies the accounting for goodwill and intangible assets.
Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2007 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company's 2009 fiscal year and will be required to be adopted by the Company effective October 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, as amended, is effective for the Company beginning October 1, 2008. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position, results of operations or cash flows.

STOCK PURCHASE

The Company has implemented a reacquisition of equity securities which commenced in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

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

Because the current financial and banking markets are vulnerable to the shaky economic environment, the Company as been very concerned about how to invest and protect its assets and cash. In a recent move by the FDIC, the Transaction Guarantee Program (TLG) as described in the Interim Rule will insure all non-interest bearing accounts for full coverage (effective from October 14, 2008 through December 31, 2009) providing the bank does not opt-out of the program. The Company has verified that its bank has not opted out and has moved all funds into transaction accounts to ensure adequate FDIC insurance coverage.

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

A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange, the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. Furthermore, at present there is relatively limited trading in our stock which could cause our price to fall if shares are sold into the market.

RISK RELATED TO INTERNAL CONTROLS

     We identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

	Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting ("ICFR") pursuant to a defined framework. In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 8A(T) below. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected. In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Item 7.    Financial Statements.

The following financial statements are filed as a part of

this Form 10-KSB and are included immediately following the signature page.

  Reports of Independent Registered Public Accounting
      Firms                                              F-1

  Consolidated Balance Sheets - September 30, 2007 and
                               September 30, 2008        F-3

  Consolidated Statements of Income -
               Years ended September 30, 2007 and 2008   F-5

  Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2007 and 2008   F-6

 Consolidated Statements of Cash Flows -
               Years ended September 30, 2007 and 2008   F-7


 Notes to Consolidated Financial Statements              F-9
                        -24-

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          NONE

Item 8A(t).  Controls and Procedures



(a)  Evaluation of Disclosure Controls and Procedures

    As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the procedures. This evaluation was carried out under the supervision and with the participation of our chief executive office and our chief financial officer, who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2008. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

	Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting.

	Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

     The Company's internal control over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

	As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

	Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

	As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2008:

(1)	Lack of an independent audit committee or audit committee
financial expert. Although our board of directors serves as the audit committee it is not wholly comprised of independent directors. Further, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	Inadequate staffing and supervision within our bookkeeping
operations. We have only a single employee involved in bookkeeping functions, and we utilize independent consultants on a part-time basis to supplement our accounting staff. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)	Outsourcing of significant portions of the accounting operations of our Company. Because there are few employees in our administration, we outsource a significant portion of the accounting functions of our Company to an independent accounting firm. The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company's management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

     Our management determined that these deficiencies constituted material weaknesses.

	Due to the small size of the Company and a lack of personnel resources, we are not able to, and do not intend to, immediately
take any action to remediate these material weaknesses.   However,
we will implement further controls as circumstances permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-KSB for the fiscal year ended September 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

	This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

	There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.

Identification of Directors and Executive Officers.
                                                         Dates
                           Position                       of
Name                    held with Company          Age   service

Stanley J. Wolfson    President, Chief Executive    65    1987
                      Officer and Director

Lizabeth M. Wolfson   Secretary-Treasurer and       63    1987
                      Chief Financial and Chief
                      Accounting Officer and Director

James R. Nyman        Director                      62    2003

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

None of our directors or executive officers is currently, nor in the past 5 years have been, involved in any legal proceeding.

Audit Committee

The Board of Directors as a whole functions as the audit committee. The Company does not have an audit committee financial expert because its limited resources have not permitted it to search for and locate an appropriate financial expert.

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

Code of Ethics

In December, 2003, the Company adopted a Code of Ethics and has posted the Code of Ethics on its websit at www.clancysystems.com.

Item 10. Executive Compensation.

General.  For the fiscal year ended September 30, 2008
the Company paid a ten percent sales commission totaling $1,307 to Stanley J. Wolfson, the President, Chief Executive Officer and a director of the Company, based upon gross sales (excluding supplies) to the Hertz Corporation. In addition, Mr. Wolfson received a salary of $98,940 for the most recent fiscal year ended.

Summary Compensation Table.

Name and                                     Other annual
principal position      Year        Salary    compensation  Total


Stanley J. Wolfson      2008       $98,940       $1,307   $100,247
President and Chief     2007        91,800        1,797   $ 93,597
Executive Officer       2006        86,500        2,611   $ 89,111

Compensation of Directors

Name     Fees     Stock  Option    Non-Equity    Nonqualified  Total
        Earned   Awards  Awards  Incentive Plan    Deferred     ($)
         or       ($)     ($)     Compensation   Compensation
        Paid in                      ($)          Earnings
         Cash                                       ($)
          ($)

A. Jim
   Nyman    $4,250     -       -          -            -    $4,250

B. Liz
   Wolfson  $4,250     -       -          -            -    $4,250

C. Stanley
   Wolfson  $4,250     -       -          -            -    $4,250
           -------  ----   -----     ------       ------    ------

Total paid
to all
directors  $12,750     -       -          -            -   $12,750
           =======  ======   ===    =======    =========   =======

Each member of the Board of Directors is paid an annual fee of $5,000, distributed at $1,250 per quarter. For the year ended
September 30, 2008, Directors were paid $4250 each, with the additional $750 to be paid in the following quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Security Ownership of Beneficial Owners and Management.

The following table sets forth information as of December 30, 2008 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.


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

(1)Includes 4,075,642 shares of Common Stock owned of record by Lizabeth M. Wolfson and 126,812,137 owned by Stanley J. Wolfson.

(2) Includes 26,510,000 shares owned by CMTI (an entity controlled by Mr. Nyman) and 325,000 shares owned by James R. and Alice Nyman.

Item 12.     Certain Relationships and Related Transactions.

Stanley Wolfson, President and Chief Executive Officer, receives a 10% commission on all sales to Hertz Corporation based on an agreement made between the Company and Mr. Wolfson in 1986.
During the years ended September 30, 2007 and 2008, the commissions totaled $1,797 and $1,307 respectively.

During the year ended September 30, 2008, the Company sold equipment to a related party at net book value, amounting to $43,461. The amount due from this related party at September 30, 2008 amounted to $43,461 and is included in accounts receivable on the accompanying balance sheet. The equipment was sold to PAP, a meter equipment refurbishing company owned by Ken Stewart, who is the manager of UTS.

Director Independence

	Our Board of Directors consists of Mr. Stanley J. Wolfson, Ms. Lizabeth M. Wolfson, and Mr. James R. Nyman. The Company defines "independent" as that term is defined by Section 803A of the American Stock Exchange Company Guide. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships set forth in this Form 10-KSB under the heading
"Certain Related Person Transactions").   Only Mr. Nyman is
considered "independent" under these standards.

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Item 14.  Principal Accountant Fees and Services.

..
AUDIT FEES. The aggregate fees billed in each of the last two fiscal years ended September 30, 2008 and 2007 by Stark Winter Schenkein & Co, LLP. for assurance and related services that were reasonably related to the performance of the audit or review of the financial statements were $45,630 and $55,688, respectively.

The Board of Directors approved the selection of Stark Winter
Schenkein & CO, LLP to conduct its audit work on October 1, 2008.

The Company has not paid any other fees to Stark Winter Schenkein
& Co., LLP for other audit related services, tax preparation or other accounting services during either of our previous fiscal years ended September 30, 2008 and 2007.

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


Date:  January 13, 2009

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 13, 2009         /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, President,
                                 Chief Executive Officer and a
                                 Director

Date: January 13, 2009          /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: January 13, 2009          /s/James R.Nyman
                                   Director

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

(5) Incorporated by reference from like numbered exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clancy Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Clancy Systems International, Inc. as of September 30, 2007 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Urban Transit Solutions, Inc., a 100% owned subsidiary, which statements reflect 23% and 20% of total consolidated assets as of September 30, 2007 and 2008, respectively, and 36% and 40% of consolidated revenues for the years ended September 30, 2007 and 2008, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urban Transit Solutions, Inc. as of September 30, 2007 and 2008, and for the years then ended is based solely on the report of the other auditors.

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

In our opinion, and based on that of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clancy Systems International, Inc. as of September 30, 2007 and 2008, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP


Denver, Colorado
January 8, 2009

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Urban Transit Solutions, Inc.


We have audited the accompanying balance sheets of Urban Transit Solutions, Inc. as of September 30, 2007 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Transit Solutions, Inc. as of September 30, 2007 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Kevane Grant Thornton LLP


San Juan, Puerto Rico
December 24, 2008

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2007 AND 2008

                           ASSETS
                                          2007       2008
Current assets:                           ----       ----

Cash and cash equivalents            $  619,642 $ 1,183,876
Accounts receivable, net of
   allowance for doubtful accounts
   of $25,000                           709,419     650,771
Receivable from related party                 -      43,461
Inventories                             135,010     183,074
Prepaid expenses                         64,075      69,558
Deferred tax asset                            -      11,200
                                      ---------   ---------
   Total current assets               1,528,146   2,141,940
                                      ---------   ---------
Furniture and equipment, at cost:
  Office furniture and equipment        218,337     190,696
  Equipment under service contracts   2,771,942   2,596,066
  Leasehold improvements                 81,424      13,000
  Vehicles, including vehicles
    under capital leases                149,886     147,651
                                       --------    --------
                                      3,221,589   2,947,413
  Less accumulated depreciation      (2,505,867) (2,368,037)
                                     ----------- -----------
   Net furniture and equipment          715,722     579,376
                                     ----------   ---------
Other assets:
Marketable securities
   ($400,000 pledged)                   733,244     858,912
  Deposits and other                     24,312      18,138
  Goodwill                              404,547     404,547
  Software development costs, net
   of accumulated amortization
   of $427,445 and $515,714             222,212     216,070
                                      ---------   ---------
 Total assets                         1,384,315   1,497,667
                                      ---------   ---------
                                    $ 3,628,183  $4,218,983
                                     ==========  ==========

     See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2007 AND 2008
           LIABILITIES AND STOCKHOLDERS' EQUITY
                   (continued)

                                           2007       2008
Current liabilities:                       ----       ----

 Accounts payable                     $  150,319  $  232,395
 Accrued expenses                        361,019     329,737
 Income taxes payable                     74,323      19,652
 Current portion of obligations
   under capital leases                    3,279       3,393
 Deferred revenue                         95,453     104,782
                                       ----------  ---------
    Total current liabilities            684,507     689,959

 Deferred tax liability                   18,800      58,400
 Obligations under capital leases,
   net of current portion                  6,648       2,960
                                       ---------   ---------

     Total liabilities                   709,955     751,319
                                       ---------   ---------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.0001 par value;
   100,000,000 shares authorized,
   none issued                                 -           -
  Common stock, $.0001 par value;
    800,000,000 authorized,
    381,102,938 and 379,882,938
    shares issued and outstanding,
    respectively                          38,110      37,988
  Additional paid-in capital           1,354,414   1,350,078
  Unrealized loss on marketable
    securities                                 -     (92,298)
  Retained earnings                    1,525,704   2,171,896
                                       ---------   ---------
    Total stockholders' equity         2,918,228   3,467,664
                                       ---------   ---------
                                     $ 3,628,183 $ 4,218,983
                                     =========== ===========



    See accompanying notes to consolidated financial statements.
                              F-4

              CLANCY SYSTEMS INTERNATIONAL, INC.
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2008

                                             2007        2008
                                             ----        ----
Revenues                                $3,684,016  $ 4,018,573

Cost of Sales                              852,557      811,958

                                        ----------    ---------
  Gross Profit                           2,831,459    3,206,615
                                        ----------    ---------
Costs and expenses:
  General and administrative             2,420,724    2,479,068
  Research and development                   8,777       19,853
                                         ---------    ---------
  Total costs and expenses               2,429,501    2,498,921
                                         ---------    ---------
Income from operations                     401,958      707,694
                                         ---------    ---------
Other income (expense):
  Loss on disposal of assets                     -      (22,068)
  Interest income                           49,074       71,456
  Interest expense                          (1,189)      (2,600)
  Other income                              11,248      283,763
                                         ---------     --------
   Total other income (expense)             59,133      330,551
                                         ---------     --------
Income before provision for income
  taxes                                     461,091   1,038,245
                                         ---------     --------
Provision for income taxes:
  Current expense                          277,678      352,329
  Deferred expense                          83,900       28,400
                                         ---------     --------
   Total income tax expense                361,578      380,729
                                         ---------     --------
Net income                                 99,513       657,516
                                         --------      --------
Other comprehensive income (loss)
  Unrealized loss on marketable securities      -       (92,298)
                                         --------     ---------
Comprehensive income                    $  99,513     $ 565,218
                                        =========     =========
Basic and diluted net income per
  common share                           $       *    $       *
                                         =========    =========
Weighted average number of shares
outstanding - basic and diluted        381,984,787  380,701,070
                                       ===========  ===========
*Less than $.01 per share

   See accompanying notes to consolidated financial statements.

                          CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2008

                                                   Additional   Unrealized gain
                               Common Stock          Paid-In  (loss) on marketable   Retained
                            Shares       Amount      Capital       securities        Earnings
                            -------------------     ----------     ----------        --------
Balance, September 30,
    2006                  382,617,938   $   38,262  $  1,359,797  $           -    $ 1,448,902

Common stock repurchased   (1,515,000)        (152)       (5,383)             -        (22,711)

Net income for year
  ended September 30,
  2007                             -            -              -              -         99,513
                           ----------     --------     ----------   -----------     ----------
Balance, September 30,
 2007                    381,102,938       38,110      1,354,414              -      1,525,704

Common stock repurchased  (1,220,000)        (122)        (4,336)             -        (11,324)

Unrealized gain (loss)
 on marketable securities          -            -              -        (92,298)             -

Net income for year
 ended September 30,
 2008                              -            -              -              -       657,516
                           ---------      -------       --------       --------     ---------
Balance, September
 30, 2008               379,882,938    $  37,988   $  1,350,078    $   (92,298)  $ 2,171,896
                       ============    =========      ==========     ==========   ===========

See accompanying notes to consolidated financial statements.
                             F-6

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2008

                                            2007         2008
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                              $  99,513  $  657,516
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization          339,087     322,411
   Deferred income tax expense             83,900      28,400
   Loss on disposal of equipment                -      22,068
   Changes in assets and liabilities:
     Accounts receivable                  (67,363)     15,187
     Inventories                          (30,786)    (48,064)
     Income tax refund receivable          23,264           -
     Prepaid expenses                      25,049      (5,483)
     Accounts payable                     122,493      82,076
     Accrued expenses                     (15,056)    (31,282)
     Income taxes payable                  74,323     (54,671)
     Deferred revenue                     (33,400)      9,329
                                          -------    --------
     Total Adjustments                    521,511     339,971
                                          -------     -------
Net cash provided by operating
  activities                              621,024     997,487
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (140,357)   (117,286)
  Increase in software licenses and
    software development costs            (66,725)    (82,127)
  Acquisitions of marketable securities  (240,982)   (243,265)
  Proceeds from sales of marketable
    securities                             95,950      25,299
Decrease in deposits and other assets      (5,506)      3,596
                                          -------    --------
Net cash (used in) investing
  activities                             (357,620)   (413,783)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock               (28,246)    (15,782)

Payments on capital leases                 (3,179)     (3,688)
                                         --------     --------

 See accompanying notes to consolidated financial statements.

             CLANCY SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2008

                          (continued)

                                              2007       2008
                                              ----       ----
Net cash (used in) financing
   activities                                (31,425)    (19,470)
                                            --------    --------
Increase (decrease) in cash and
  cash equivalents                           231,979     564,234
Cash and cash equivalents at
     beginning of year                       387,663     619,642
                                             --------   --------
Cash and cash equivalents at end
  of year                                 $  619,642  $ 1,183,876
                                           =========    =========

Supplemental disclosure of cash
flow information:

Cash paid for interest			      $    1,189   $   2,600
                                           ==========   ========

Cash paid for income taxes	            $  188,804   $ 396,000
                                          ==========   =========
Unrealized gains (losses)on
  available for sales securities          $        -   $ (92,298)
					             ==========  =========















See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008

1.  Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company") was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, internet payment remittance systems, and internet industry guides.
The Company's revenues are derived primarily from cities, universities and car rental companies throughout the United States and Canada. The Company manufactures some of its equipment for field operations including printers, chargers, Palmtype keypad, and other items used in its applications.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Accounts receivable:

The allowance for doubtful accounts at September 30, 2007 and 2008 was $25,000. Bad debt expense amounted to $19,622 in 2007 and $7,662 in 2008. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period in which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2007 and 2008 amounted to $88,768 and $88,269, respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the years ended September 30, 2007 and 2008, depreciation amounted to $271,963 and $231,564 respectively.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Other assets:

The excess of the purchase price over net assets acquired by the Company from unrelated third parties is recorded as goodwill.
Goodwill resulted from the acquisition of UTS in 1998. On January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which clarifies the accounting for goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer be amortized, but are tested for impairment at least annually and also in the event of an impairment indicator. There is no impairment of goodwill considered necessary as of September 30, 2007 and 2008.

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

In addition, the Company presents revenue gross or net of direct expenses in accordance with Emerging Issues Task Force Issue 99-19
(EITF 99-19), "Reporting Revenue Gross as a Principal Versus Net as an Agent". Under EITF 99-19, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, takes title to the products sold, has the risks and rewards of ownership, such as the risk of loss for collection, delivery or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee.

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

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

Advertising costs:

The Company expenses the costs of advertising as incurred.
Advertising expense was $11,845 and $27,280 for the years ended September 30, 2007 and 2008, respectively.

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

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

Investments in marketable securities at September 30, 2007 and 2008, consist of Colorado local government and municipal bonds that are triple A rated and insured that are subject to market risk related to changes in interest rates and are available for sale. At September 30, 2007, the securities had a cost basis of $733,244, which approximated fair market value. At September 30, 2008, the securities had a cost basis of $951,210, and fair market value of $858,912.

The adjustment to unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $92,298 during the year ended September 30, 2008 and totaled $92,298 at September 30, 2008.

At September 30, 2007 and 2008, investments in marketable securities have been pledged (up to the amount of $400,000) as a performance bond on a sales contract agreement.

Fair value of financial instruments:

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate value.

For cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and obligations under capital leases, the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments. For long-term debt obligations under capital leases, the carrying value approximates fair value due to the interest rates approximating prevailing market rates.

Marketable Securities - the carrying amounts approximate the fair value because the securities are valued at prices based on published market quotations.

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

1.  Organization and Summary of Significant Accounting Policies
    (continued)

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions.
At September 30, 2007 and 2008 and at various times during the years, the balance at one of the financial institutions exceeded FDIC insured limits on interest bearing accounts.
With the new TLG rules, all transaction accounts are insured to full value through December 31, 2009. Subsequent to September 30, 2008, the Company has moved all funds into transaction accounts (non-interest bearing accounts)to reflect full coverage.

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

Earnings per share:

The Company follows SFAS No. 128 "Earnings per Share",in presenting earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2007 and 2008, the Company had no potentially dilutive securities.

Impairment of Long-lived Assets

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis under the tenets of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS No. 144, the Company periodically evaluates the carrying value of

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)


1.  Organization and Summary of Significant Accounting Policies
    (continued)

long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value. At September 30, 2007 and 2008, the Company determined that no such impairments existed.

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

Recent Account Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, as amended, is effective for the Company beginning October 1, 2008. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position, results of operations or cash flows.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)


2.  Inventories

Inventories consist of the following at September 30:

                                   2007       2008
                                   ----       ----

  Finished goods                $  44,316  $  42,925
  Work in process                   2,861      2,606
  Purchased parts and supplies     87,833    137,543
                                ---------  ---------
                                $ 135,010  $ 183,074
                                =========  =========

3.  Related Party Transactions

The Company pays a 10% sales commission to an officer and director of the Company for gross sales (excluding supplies) to The Hertz Corporation. For the years ended
September 30, 2007 and 2008, commissions of $1,797  and
$1,307 have been paid under this agreement, respectively.

During the years ended September 30, 2007 and 2008, the Company paid fees for professional services provided by Pan American Products, a company owned by the current
President of UTS, in the amounts of $95,585 and none respectively.

During the year ended September 30, 2008, the Company sold equipment to a related party at net book value, amounting to $43,461. The amount due from this related party at September
30, 2008 amounted to $43,461.


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

                      SEPTEMBER 30, 2007 AND 2008
                           (continued)


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

5.  Lease Commitments

The Company is party to certain non-cancelable capital lease arrangements for vehicles with a lease finance company. Terms of such leases call for UTS to make monthly lease payments for leases that expire on various dates through the year 2010.
                        F-18

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)


The Company is leasing approximately 1,700 square feet of office space for its corporate offices for $2,127 per month, plus common area maintenance expenses of approximately $340 per month, pursuant to a lease agreement with an unaffiliated party which expires on May 31, 2010.

The Company also leases approximately 3,000 square feet of manufacturing space from an unaffiliated party. Rental payments are $650 per month pursuant to a month to month lease agreement.
The Company leases an office in Logan, UT from an unaffiliated party. Rental payments are $433 per month pursuant to a lease that expires May 31, 2010. Total rent expense under all operating leases for the years ended September 30, 2007 and 2008, amounted to $146,421 and $152,863, respectively.

In addition, the Company and wholly owned subsidiary, UTS leases office spaces in Mayaguez, Ponce, San German, Auguas Buenas, Caguas, and San Juan, Puerto Rico that expire over the next three years. These leases generally contain renewal options ranging from 3 to 5 years.

The following is a schedule by years of the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments for capital leases as of September 30, 2007:

                             Capital       Real Estate
                              Leases         Leases         Total
                            --------       -----------      -----
Year ended September
   30,  2009              $   4,068        $  96,578    $  100,646
        2010                  2,712           53,285        55,997
        2011                      -           11,085        11,085
                             ------          -------        ------
Total minimum lease
   payments               $   6,780        $ 160,948    $  167,728
                                           =========     =========
Amount representing
   interest                    (427)
                            -------
Present value of future
 minimum lease payments       6,353

              CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

5.  Lease Commitments (continued)

Current portion of
 lease obligations            3,393
                            -------
Obligations under capital
 leases due after one year $  2,960
                           ========

The Company's property under capital leases,
which is included in property and equipment,
is summarized as follows:
                                     2007           2008
                                     ----           ----
Vehicles                         $  17,194      $  17,194
Accumulated depreciation            (8,023)       (11,462)
                                ----------       --------
Net capitalized leased
  property                      $    9,171      $   5,732
                                ==========      ==========
6.  Income Taxes

The components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                 2007          2008
                                 ----          ----
Deferred tax assets:
  Loss on equity investment  $  192,600     $ 221,500
  Section 263A capitalization    33,100        33,800
  Allowance for doubtful
    accounts                      8,000         8,000
                             ----------      --------
                                233,700       263,300
  Valuation allowance          (192,600)     (221,500)
  Less current portion                0       (11,200
                             ----------      --------
  Net current deferred amount    41,100        30,600
                             ==========      ========
Deferred tax liabilities:
 Depreciation and amortization  (59,900)      (89,000)
                             ----------      --------
                                (59,900)      (89,000)
                             ----------       -------
Net non-current deferred taxes $ (18,800)     $(47,200)
                               =========      ========

                  CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                            (continued)

6.  Income Taxes (continued)

In the accompanying balance sheets, the following captions
are presented:
                                          2007      2008
                                          ----      ----
Deferred tax liabilities - non current $(18,800)  $(58,400)
Deferred tax asset - current                  -     11,200
                                       --------   --------
                                       $(18,800)  $(47,200)

The  following is a reconciliation of the statutory
federal income tax rate applied to pre-tax accounting net
income compared to the income taxes in the consolidated
statements of income:
                         For the years ended September 30,
                                2007             2008
                                ----             ----
Income tax expense at
  the statutory rate        $ 156,771        $ 351,983
State and local income
  taxes, net of federal
  income tax                   19,210           36,194
Tax exempt income              (7,257)         (13,280)
Nondeductible expenses            254              463
Change in deferred tax asset
 valuation allowance          192,600           28,900
Other                               -          (23,531)
                            ---------        ---------
                            $ 361,578       $  380,729
                            =========        ==========
d
7.  Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 381,984,787 and 380,701,070 during the years ended September 30, 2007 and 2008, respectively.

8.  Professional Service Contracts

The Company provides equipment and support services under 12 month professional service contracts. At September 30, 2007 and 2008, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2007            2008
                                  ----            ----
Equipment under service
  contracts                   $ 2,771,940     $  2,596,066
Less accumulated
   depreciation                (2,101,054)      (2,037,619)
                              -----------       ----------
                              $   670,886     $    558,447
                              ===========       ==========

                 CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                            (continued)

8. Professional Service Contracts (continued)

Clancy formed an agreement with Logan City, Utah for the period June 1998 through May 1999, which has then been extended for successive one year terms, for the purpose of providing parking citation issuance, ticket processing, meter collections and maintenance, and ticket collection services. In conjunction with the contract, Clancy and the town each receive half of all the revenues after payment of all associated costs related to the collections. The terms of the agreement can be extended for additional one year periods or discontinued with 30 days written notice.

The Company has professional service contracts with the Municipal Governments of Mayaguez, Manati, San German, Isabela, Ponce, Aguas Buenas, Caguas and San Juan, Puerto Rico, to provide the equipment and management of its digital parking meter system. Under the terms of the contracts, the Company will pay to the municipalities between 25% and 50% of the income before income taxes.

9.  Sales by Geographic Region

The Company's revenues for the years ended September 30, by geographic region, are as follows:

                                2007             2008
                                ----             ----
United States              $ 2,286,952     $ 2,516,236

Puerto Rico                  1,341,761       1,451,070

Canada                          55,303          51,267
                            ----------      -----------
Total                      $ 3,684,016     $ 4,018,573
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

                   CLANCY SYSTEMS INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                            (continued)

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's Suite. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of appeals with respect to the District Court's denial of his motion to amend. The appeal has not yet been briefed or argued.

The Company is in dispute with the Puerto Rico Municipality Center
(CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxed owed from 1998. The Company filed a written protest as to these assessments and vigorously contested the asserted deficiencies through the administrative appeals process. During the year ended September 30, 2008, the process finalized. The accrual for $310,068 that was recorded on the books was reduced to $102,740 which is the total amount assessed by the CRIM for unpaid personal property tax since 1999. The effect of this reduction amounted to $219,814, and was included as part of other income in the accompanying statement of operations.

However, the CRIM assessed new debt for $430,232, including penalties, interest and surcharges for $44,677, for parking meters considered as real property from 2002. Management has started a claim to get more information about it from CRIM and to request a reduction of the amount assessed. The accompanying September 30, 2008 balance sheet includes an accrual of $186,000 related to this debt. Management believes such accrual is adequate for any possible unfavorable outcome of this new claim.

11.  Stockholder's Equity

The Company has implemented a reacquisition of equity securities which commenced in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program. During 2007, The Company bought 1,515,000 for $28,246. During 2008, the Company bought 1,220,000 shares for $15,782.

12. Subsequent Events

Subsequent to year end, the Company repurchased 914,600 shares of its $.0001 common stock for cash of $16,755 through January 8, 2009.