Form 10KSB/A
period 2008-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2009-01-16
CIK 789318

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

The number of shares outstanding of the issuer's classes of common stock, as of January 15, 2009 is 378,968,338 shares, $.0001 par value.


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

REVENUE RECOGNITION: Revenue derived from professional service contracts on equipment and support services is included in income ratably over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual, or other basis. Revenue from the issuance of parking citations for the Company's privatization projects is recognized on a cash basis when received as collectibility is cannot be reliably predicted at this time. Revenue derived from professional service contracts on parking meter and lots fees collections is recognized on a cash basis when received, net of municipalities' fees, as services are provided. Related costs consist mainly of depreciation and lot rents.

The Company recognized revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104).
SAB 104 provides that the conditions for realization of revenue are as follows:

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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


Date:  January 16, 2009

     In accordance with the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 16, 2009         /s/ Stanley J. Wolfson
                                 Stanley J. Wolfson, President,
                                 Chief Executive Officer and a
                                 Director

Date: January 16, 2009          /s/ Lizabeth M. Wolfson
                                 Lizabeth M. Wolfson, Secretary-
                                 Treasurer and Chief Financial
                                 and Chief Accounting Officer


Date: January 16, 2009          /s/James R.Nyman
                                   Director

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


/s/ Kevane Grant Thornton LLP


San Juan, Puerto Rico
December 24, 2008

                 CLANCY SYSTEMS INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2007 AND 2008

                           ASSETS
                                          2007       2008
Current assets:                           ----       ----

Cash and cash equivalents            $  619,642 $ 1,183,876
Accounts receivable, net of
   allowance for doubtful accounts
   of $25,000                           709,419     650,771
Receivable from related party                 -      43,461
Inventories                             135,010     183,074
Prepaid expenses                         64,075      69,558
Deferred tax asset                            -      11,200
                                      ---------   ---------
   Total current assets               1,528,146   2,141,940
                                      ---------   ---------
Furniture and equipment, at cost:
  Office furniture and equipment        218,337     190,696
  Equipment under service contracts   2,771,942   2,596,066
  Leasehold improvements                 81,424      13,000
  Vehicles, including vehicles
    under capital leases                149,886     147,651
                                       --------    --------
                                      3,221,589   2,947,413
  Less accumulated depreciation      (2,505,867) (2,368,037)
                                     ----------- -----------
   Net furniture and equipment          715,722     579,376
                                     ----------   ---------
Other assets:
Marketable securities
   ($400,000 pledged)                   733,244     858,912
  Deposits and other                     24,312      18,138
  Goodwill                              404,547     404,547
  Software development costs, net
   of accumulated amortization
   of $427,445 and $515,714             222,212     216,070
                                      ---------   ---------
 Total other assets                   1,384,315   1,497,667
                                      ---------   ---------
                                    $ 3,628,183  $4,218,983
                                     ==========  ==========

     See accompanying notes to consolidated financial statements.

            CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2007 AND 2008
           LIABILITIES AND STOCKHOLDERS' EQUITY
                   (continued)

                                           2007       2008
Current liabilities:                       ----       ----

 Accounts payable                     $  150,319  $  232,395
 Accrued expenses                        361,019     329,737
 Income taxes payable                     74,323      19,652
 Current portion of obligations
   under capital leases                    3,393       3,393
 Deferred revenue                         95,453     104,782
                                       ----------  ---------
    Total current liabilities            684,507     689,959

 Deferred tax liability                   18,800      58,400
 Obligations under capital leases,
   net of current portion                  6,648       2,960
                                       ---------   ---------

     Total liabilities                   709,955     751,319
                                       ---------   ---------
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
                       ============    =========      ==========     ==========   ===========

See accompanying notes to consolidated financial statements.
                             F-6

              CLANCY SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2008

                                            2007         2008
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                              $  99,513  $  657,516
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization          362,108     322,411
   Deferred income tax expense             83,900      28,400
   Loss on disposal of equipment                -      22,068
   Changes in assets and liabilities:
     Accounts receivable                  (67,363)     15,187
     Inventories                          (30,786)    (48,064)
     Income tax refund receivable          23,264           -
     Prepaid expenses                      25,049      (5,483)
     Accounts payable                     122,493      82,076
     Accrued expenses                     (15,056)    (31,282)
     Income taxes payable                  74,323     (54,671)
     Deferred revenue                     (33,400)      9,329
                                          -------    --------
     Total Adjustments                    544,532     339,971
                                          -------     -------
Net cash provided by operating
  activities                              644,045     997,487
                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and equipment (140,357)   (117,286)
  Increase in software licenses and
    software development costs            (89,102)    (82,127)
  Acquisitions of marketable securities  (240,982)   (243,265)
  Proceeds from sales of marketable
    securities                             95,950      25,299
Decrease in deposits and other assets      (6,150)      3,596
                                          -------    --------
Net cash (used in) investing
  activities                             (380,641)   (413,783)
                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock               (28,246)    (15,782)

Payments on capital leases                 (3,179)     (3,688)
                                         --------     --------

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

Furniture and equipment:

Furniture and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives of three to five years. Leasehold improvements are being amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Vehicles under capital leases are amortized over the related lease term. Property and equipment consists partly of computers and printers which are subject to technical obsolescence. During the years ended September 30, 2007 and 2008, depreciation amounted to $273,340 and $234,142 respectively.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation.

Recent Account Pronouncements

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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

4.  Investment In UTS (continued)

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

The Company also leases approximately 3,000 square feet of manufacturing space from an unaffiliated party. Rental payments are $650 per month pursuant to a month to month lease agreement.
The Company leases an office in Logan, UT from an unaffiliated party. Rental payments are $433 per month pursuant to a lease that expires May 31, 2010. Total rent expense under all operating leases for the years ended September 30, 2007 and 2008, amounted to $146,421 and $152,863, respectively.
                         F-19

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
                                ==========      ==========

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

6.  Income Taxes

The components of the Company's current deferred tax assets at September 30 are as follows:

                                    2007          2008
                                    ----          ----
Current Deferred tax assets:
  Section 263A capitalization   $       -      $  3,200
  Allowance for doubtful
    accounts                            -         8,000
                                 --------      --------
  Current deferred tax assets   $       -      $ 11,200
                               ==========      ========

The components of the Company's deferred tax assets and liabilities at September 30, 2008 as follows:

Deferred tax assets:
 Loss on equity investment     $ 192,600      $ 221,500
 Section 263A capitalization      33,100         30,600
 Allowance for doubtful
  accounts                         8,000              -
                              ----------       --------
                                 233,700        263,300
                               ----------       -------
Valuation allowance             (192,600)      (221,500)
                               ---------       --------
                                  41,100         30,600
                               ---------       --------
Deferred tax liabilities:
 Depreciation and amortization   (59,900)       (89,000)
                               ---------       --------
                                 (59,900)       (89,000)
                               ---------       --------
Net deferred tax liabilities   $ (18,800)     $ (58,400)
                               =========      =========

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

               CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

6.  Income taxes (continued)
                                2007              2008
                                ----              ----
Tax exempt income              (7,257)         (13,280)
Nondeductible expenses            254              463
Change in deferred tax asset
 valuation allowance          192,600           28,900
Other                               -          (23,531)
                            ---------        ---------
                            $ 361,578       $  380,729
                            =========        ==========

UTS, the Company's wholly owned subsidiary, is a separate tax-paying entity. The Company does not file consolidated federal or state income tax returns. UTS is accounted for as an equity investment by the parent company.

The taxable income (loss) of UTS is subject to the Puerto Rico income tax at the 20% to 39% (41.5% in 2007) rates provided for by the 1994 Puerto Rico Internal Revenue Code, as amended. UTS deferred tax assets as of September 30, 2007 and 2008 totaled
$191,391 and $215,273, respectively. Deferred tax assets arise from the future income tax benefit of using available operating loss carry-forwards. A 100% valuation allowance was established for both years because of the uncertainty of realizing such operating loss carry-forwards. The current and deferred income tax provisions were $0 for the years ended September 30, 2007 and 2008. As of September 30, 2008, UTS has available net operating losses of $861,095, which expire in varying amounts through 2015, under the Puerto Rico income tax regulations.

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

                CLANCY SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2007 AND 2008
                           (continued)

8.  Professional Service Contracts (continued)

The cost of the equipment provided in the contracts and related accumulated depreciation are as follows at September 30:

                                  2007            2008
                                  ----            ----
Equipment under service
  contracts                   $ 2,771,942     $  2,596,066
Less accumulated
   depreciation                (2,101,054)      (2,037,619)
                              -----------       ----------
                              $   670,888     $    558,447
                              ===========       ==========

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

11.  Stockholder's Equity

The Company has implemented a reacquisition of equity securities which commenced in December 2006. Under Rule 10b-18, the Company intends to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program. During fiscal 2007,The Company bought 1,515,000 shares for $28,246. During fiscal 2008, the Company bought 1,220,000 shares for $15,782.

12. Subsequent Events

Subsequent to year end, the Company repurchased 914,600 shares of its $.0001 common stock for cash of $16,755 through January 8, 2009.