Form 10-Q
period 2008-12-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2009-02-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31,  2008

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

The number of shares outstanding of the issuer's classes of common stock, as of February 17, 2009 is 378,897,011 shares, $.0001 par value.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company.

Large accelerated filer
Accelerated filer
Non-accelerated filer
Smaller reporting company   X

                       CLANCY SYSTEMS INTERNATIONAL, INC.
                                  INDEX

PART I.	FINANCIAL INFORMATION                     Page No.

Item 1: Financial Statements

Consolidated Balance Sheets - September 30, 2008
  and December 31, 2008 (unaudited)                   3 and 4

Consolidated Statements of Operations and Other
  Comprehensive Income - For the Three
  Months Ended December 31,  2007 and
  December 31, 2008 (unaudited)                           5

Consolidated Statement of Stockholders' Equity - For
  the Three Months Ended December 31, 2008
  (unaudited)                                             6

Consolidated Statements of Cash Flows - For the
   Three Months ended December 31, 2007 and
   December 31, 2008 (unaudited)                         7

Notes to Unaudited Consolidated Financial Statements     9

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations   12

Item 4T:  Controls and Procedures                       17

PART II.   OTHER INFORMATION                            18

Item 1.  Legal Proceedings                              18

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                            19

Item 3.  Defaults upon senior securities                20

Item 4.  Submission of matters to a vote of security
         holders                                        20

Item 5.  Other Information                              20

Item 6.  Exhibits                                       21

Signatures                                              22

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,  December 31,
                                                 2008          2008
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                 $ 1,183,876    $  1,293,808
 Accounts receivable, net of allowance
  for doubtful accounts                        650,771         616,234
 Receivable from related party                  43,461          43,461
 Inventories                                   183,074         210,342
 Prepaid expenses                               69,558          57,230
 Deferred tax asset                             11,200           7,400
                                            ----------      ----------
    Total current assets                     2,141,940       2,228,475
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                190,696         190,696
 Computers and equipment
   under service contracts                   2,596,066       2,608,516
 Leasehold improvements                         13,000          13,000
 Vehicles, including vehicles
   under capital leases                        147,651         147,651
                                             ---------       ---------
                                             2,947,413       2,959,863
  Less accumulated depreciation             (2,368,037)     (2,425,457)
                                            ----------       ---------
    Net furniture and equipment                579,376         534,406
                                            ----------      ----------
Other assets:
 Investment in marketable securities           858,912         976,797
 Deposits and other                             18,138          17,744
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    216,070         216,979
                                             ---------        --------
   Total other assets                        1,497,667       1,616,067
                                             ---------       ---------
                                           $ 4,218,983     $ 4,378,948
                                           ===========     ===========








     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,     December 31,
                                            2008             2008
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  232,395        $   326,639
 Accrued expenses                          329,737            465,358
 Income taxes payable                       19,652             40,447
 Current portion of obligations under
  capital leases                             3,393              3,393
 Deferred revenue                          104,782             75,841
                                         ---------           --------
    Total current liabilities              689,959            911,678

Deferred income taxes payable               58,400             56,900
Obligations under capital lease,
  net of current portion                     2,960              1,667
                                         ---------            -------
    Total liabilities                      751,319            970,245
                                         ---------            -------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    379,882,938 and 378,931,099
    shares issued and
    outstanding at 9/30/08 and
    12/31/08  respectively                   37,988            37,893
  Additional paid-in capital              1,350,078         1,346,696
  Accumulated comprehensive income (loss):
   Unrealized loss on marketable
    securities                             (92,298)           (72,877)
  Retained earnings                      2,171,896          2,096,991
                                         ---------          ---------
    Total stockholders' equity           3,467,664          3,408,703
                                       -----------        -----------
                                       $ 4,218,983        $ 4,378,948
                                       ===========        ===========


 See accompanying notes to consolidated financial statements.
                              -4-

                 CLANCY SYSTEMS INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
                       INCOME (LOSS)
                        (Unaudited)
                                      For Three Months Ended
                                       December     December
                                       31, 2007     31, 2008
                                       --------     --------

Revenues                           $  1,156,307  $  1,084,258
Costs of Sales                          254,667       265,790
                                   ------------   -----------
  Gross Profit                          901,640       818,468
Costs and expenses                 ------------   -----------
  General and administrative            613,633       786,932
  Research and development                2,593         4,138
                                      ---------     ---------
   Total costs and expenses             616,226       791,070
                                      ---------     ---------
Income from operations                  285,414        27,398
                                      --------      ---------
Other income:
  Interest income                        18,653        25,375
  Interest expense                         (893)       (1,575)
  Loss on sale of marketable securities       -          (458)
  Other income                          200,707        15,243
                                      ---------     ---------
   Total other income (expense)         218,467        38,585
                                      ---------     ---------
Income before provision for
  income taxes                          503,881        65,983
                                      ---------    ----------
Provision for income taxes:
  Current expense                        80,207       125,020
  Deferred expense                       20,000         2,300
                                     ----------     ---------
  Total income tax expense              100,207       127,320
                                     ----------     ---------
Net income (loss)                       403,674       (61,337)

Other comprehensive income (loss):
  Unrealized gain on marketable
  Securities                                  -        19,421
                                     ----------     ---------
Comprehensive income (loss)          $  403,674     $ (41,916)
                                     ==========     =========
Basic and diluted:
 Net income (loss) per common
 share                               $        *   $         *
                                     ==========   ===========
 Weighted average number of
  shares outstanding                381,102,938   379,389,068
                                   ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Three Months Ended December 31, 2008
                            (Unaudited)


                                                            Accumulated
                                                              Other
                                               Additional     Compre-
                          Common Stock          paid-in       hensive  Retained
                       Shares        Amount      Capital      Income   Earnings
                                                              (Loss)
                       ------        ------    ---------    --------   ------

Balance,
September 30, 2008   379,882,938  $  37,988  $  1,350,078  $(92,298)$ 2,171,896

Common stock
repurchase              (951,839)       (95)       (3,382)        -     (13,568)


 Unrealized gain on
  marketable securities       -           -             -     19,421          -

Net loss for the
  three months ended
  December 31 2008            -          -              -          -    (61,337)
                       ----------   ---------    ----------   -------    ------
Balance, December
   31, 2008          378,931,099  $  37,893  $   1,346,696 $ (72,877) $2,096,991
 (unaudited)
                    ===========  =========    =============   ========  ========


              See accompanying notes to consolidated financial statements.
                                          -6-


              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                         For Three Months Ended
                                           December      December
                                           31, 2007      31, 2008
                                           -------        -------
Cash flows from operating activities:
 Net income (loss)                      $   403,674    $  (61,337)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization            89,602        79,615
    Deferred income tax expense              20,000         2,300
    Loss on sale of marketable securities         -           458
Changes in assets and liabilities:
     Accounts receivable                     (7,957)       34,537
     Inventories                              4,881       (27,268)
     Income taxes refundable                (26,677)            -
     Prepaid expenses                        16,673        12,328
     Accounts payable                        57,792        94,244
     Accrued expenses                       (25,326)      135,621
     Income taxes payable                    18,984        20,795
     Deferred revenue                       (29,876)      (28,941)
                                         ----------     ---------
     Total adjustments                      118,096       323,689
                                         ----------     ---------
    Net cash provided by operating
      activities                            521,770       262,352
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (82,951)      (12,391)
  Increase in software licenses and
    software development costs              (19,401)      (22,519)
  Increase in investments in
    marketable securities                         -      (113,922)
  Proceeds from sale of marketable
    securities                                    -        15,000
  Decrease (increase)in deposits and
    assets                                    4,745          (250)
                                         ----------     ---------
    Net cash used in investing
      activities                            (97,607)      (134,082)
                                         ----------      ---------
Cash flows from financing activities:
   Purchase of treasury stock                    -         (17,045)
   Payments on long-term debt and capital
     leases                                    (851)        (1,293)
                                         ----------     ----------
Net cash used in financing
      activities                               (851)       (18,338)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (Unaudited)
                                         For Three Months Ended
                                         December       December
                                         31, 2007       31, 2008
                                          -------        -------

 Increase in cash and
       cash equivalents                     423,312       109,932

 Cash and cash equivalents at beginning
      of period                             619,642     1,183,876
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                        $ 1,042,954   $ 1,293,808
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      December 31, 2008
                        (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature only. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Clancy Systems International, Inc. included in the Form 10-KSB for the fiscal year ended September 30, 2008.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the three months ended December 31, 2007 and 2008. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification:

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       December 31, 2008
                        (Unaudited)

1. Basis of Presentation (continued)

Net income (loss) per common share:

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company has no potentially dilutive securities.

2. Inventories

   Inventories consist of the following at:
                                           September 30, December 31,
                                              2008           2008
                                              ----           ----

   Finished goods                         $  42,925      $  74,868
   Work in process                            2,606         50,802
   Purchased parts and supplies             137,543         84,672
                                           --------      ---------
                                          $ 183,074      $ 210,342
                                          =========      =========
3. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the three month period ended December 31, 2008, the Company reacquired 951,839 shares of its common stock for $17,045. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

Subsequent to December 31, 2008, the Company repurchased 34,088 shares of its common stock for a total of $311.

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       December 31, 2008
                        (Unaudited)


4.  Contingencies

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's suit. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of appeals with respect to the District Court's denial of his motion to amend. The appeal has not yet been briefed or argued.

The Company is in dispute with the Puerto Rico Municipality Center
(CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxed owed from 1998. The Company filed a written protest as to these assessments and vigorously contested the asserted deficiencies through the administrative appeals process. During the year ended September 30, 2008, the process finalized. The accrual for $310,068 that was recorded on the books was reduced to $102,740 which is the total amount assessed by the CRIM for unpaid personal property tax since 1999. The effect of this reduction amounted to $219,814.

However, during the quarter ended December 31, 2008, the CRIM assessed new debt for $430,232, including penalties, interest and surcharges for $44,677, for parking meters considered as real property from 2002.

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       December 31, 2008
                        (Unaudited)

4.  Contingencies (continued)

Management has started a claim to get more information about it from CRIM and to request a reduction of the amount assessed. The accompanying September 30, 2008 balance sheet includes an accrual of $186,000 related to this debt. Management believes such accrual is adequate for any possible unfavorable outcome of this new claim. Subsequent to December 31, 2008, UTS has paid approximately
$106,000 to the CRIM. During the quarter ended December 31, 2008, UTS has recorded an additional $153,247 in liability to the CRIM.

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

At December 31, 2008, the Company had consolidated working capital of $1,316,797 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses; equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2009. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31,
2007 AND 2008

REVENUES. From the three month quarter ended December 31, 2007 to the three month quarter ended December 31, 2008 revenues decreased by $72,049 or 6.2% from $1,156,307 to $1,084,258. Clancy's
Remit-online.com service has processed 79,043 transactions totaling $2,978,068 for the quarter ended December 31, 2008. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations. As UTS is no longer issuing tickets or collection meter revenues in the cities of Arecibo or Humacao, revenues are down slightly. Also, with budget cuts in many cities, ticket issuance has been reduced due to personnel reductions.



COST OF SERVICES. For the three month quarter ended December 31, 2007 to the three month quarter ended December 31, 2008, cost of services increased by $11,123 or 4.4% from $254,667 to $265,790 for the
Company. Cost of services as a percentage of service contract income was 22.0% for the 2007 quarter and 24.5% for the 2008 quarter. The increase reflects costs related to contract expansion at Urban Transit Solutions.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $2,593 to $4,138, or 59.6%, from the three month quarter ended December 31, 2007 to 2008. The Company is working on an upgrade to its blue tooth printer board and some specific client products for vehicle detection.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $173,299 or 28.2% from $613,633 to $786,932 for the three month quarter ended December 31, 2007 compared to the three month quarter ended December 31, 2008. UTS added an additional $153,247 in CRIM debt. The increase also reflects costs related to contract expansion at Urban Transit Solutions.

NET INCOME (Loss). For the three month quarter ended December 31, 2008, the Company reported net loss of ($61,337) compared to net income of $403,674 for the three month quarter ended December 31, 2007. The primary reason for the decrease in net income is related to the property tax assessment discussed above. Additionally, in December 2007, the Company received a $200,000 contract termination fee from the city of Arecibo, Puerto Rico, which is not a recurring item. UTS shows a net loss of $233,886, which includes expenses to the CRIM (related to equipment property tax) of $153,247 and additional expenses of $ 37,228.

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

In addition, outstanding ticket fines of approximately
$2,900,000, for UTS and $1,146,000 for Clancy, have not been recognized as revenue at December 31, 2008 based on SEC accounting guidance.

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

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2008 (the end of the period covered by this report). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in Item 8A(T) of our annual report for the year ended September 30, 2008 on Form 10-KSB, that, our disclosure controls and procedures were not effective as of December 31, 2008. Due to the small size of the Company and our lack of personnel resources, we are unlikely to immediately take any action to remediate the material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                       -18

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's suit. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of appeals with respect to the District Court's denial of his motion to amend. The appeal has not yet been briefed or argued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small business issuer purchases of equity securities


Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     ------------------
-
October 1, 2008
through
October 31,
2008            396,734      .0108          396,734                    -


November 1,2008
through
November 30,
 2008           353,266      .0316          353,266                    -

December 1, 2008
through
December 31,
 208           201,839      .0080          201,839                    -

                -------      ----          ---------              ----------

Total           951,839     $.0179         951,389                    -
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


Item 3:  Defaults upon senior securities

None

Item 4:  Submission to a vote of security holders

None
                                   -20-

Item 5:  Other Information

None


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

Date: February 16, 2009		   Clancy Systems International, Inc.
					       (Registrant)

					   By:/s/ Stanley J. Wolfson
						    Stanley J. Wolfson,
                                        President and Chief
                                        Executive Officer


                                 By:/s/  Lizabeth Wolfson
                                         Lizabeth Wolfson,
                                         Secretary-Treasurer and
                                         Chief Financial and
                                         Chief Accounting Officer