Form 10-Q
period 2009-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2009-05-20
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes        No  X

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

The number of shares outstanding of the issuer's class of common stock, as of May 18, 2009 is 378,742,011 shares, $.0001 par value.

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

Item 1: Financial Statements

Consolidated Balance Sheets - September 30, 2008
  and March 31, 2009 (unaudited)                      3 and 4

Consolidated Statements of Operations and Other
  Comprehensive Income - For the Three
  Months Ended March 31, 2008 and
  March 31, 2009 (unaudited)                              5

Consolidated Statements of Operations and Other
  Comprehensive Income - For the Six
  Months Ended March 31, 2008 and
  March 31, 2009 (unaudited)                              6


Consolidated Statement of Stockholders' Equity - For
  the Six Months Ended March 31, 2009
  (unaudited)                                             7

Consolidated Statements of Cash Flows - For the
   Six Months ended March 31, 2008 and
   March 31, 2009 (unaudited)                         8 and 9

Notes to Unaudited Consolidated Financial Statements      10

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    14

Item 4T:  Controls and Procedures                         17

PART II.   OTHER INFORMATION                              18

Item 1.  Legal Proceedings                                18

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                              19

Item 6.  Exhibits                                         21

Signatures                                                22

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,  March  31,
                                                 2008          2009
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                 $ 1,183,876    $  1,372,655
 Accounts receivable, net of allowance
  for doubtful accounts                        650,771         526,677
 Receivable from related party                  43,461          43,461
 Inventories                                   183,074         184,227
 Prepaid expenses                               69,558          39,381
 Deferred tax asset                             11,200           7,400
                                            ----------      ----------
    Total current assets                     2,141,940       2,173,801
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                190,696         194,496
 Computers and equipment
   under service contracts                   2,596,066       2,639,692
 Leasehold improvements                         13,000          13,000
 Vehicles, including vehicles
   under capital leases                        147,651         147,651
                                             ---------       ---------
                                             2,947,413       2,994,839
  Less accumulated depreciation             (2,368,037)     (2,480,857)
                                            ----------       ---------
    Net furniture and equipment                579,376         513,982
                                            ----------      ----------
Other assets:
 Investment in marketable securities           858,912       1,015,537
 Deposits and other                             18,138          16,787
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    216,070         218,245
                                             ---------        --------
   Total other assets                        1,497,667       1,655,116
                                             ---------       ---------
                                           $ 4,218,983     $ 4,342,899
                                           ===========     ===========








     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,      March 31,
                                            2008             2009
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  232,395        $   308,109
 Accrued expenses                          329,737            376,577
 Income taxes payable                       19,652             15,901
 Current portion of obligations under
  capital leases                             3,393              3,393
 Deferred revenue                          104,782             75,753
                                         ---------           --------
    Total current liabilities              689,959            779,733

Deferred income taxes payable               58,400             59,800
Obligations under capital lease,
  net of current portion                     2,960              1,008
                                         ---------            -------
    Total liabilities                      751,319            840,541
                                         ---------            -------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    379,882,938 and 378,742,011
    shares issued and
    outstanding at 9/30/08 and
    3/31/09   respectively                   37,988            37,874
  Additional paid-in capital              1,350,078         1,346,024
  Accumulated comprehensive income (loss):
   Unrealized loss on marketable
    securities                             (92,298)           (29,036)
  Retained earnings                      2,171,896          2,147,496
                                         ---------          ---------
    Total stockholders' equity           3,467,664          3,502,358
                                       -----------        -----------
                                       $ 4,218,983        $ 4,342,899
                                       ===========        ===========


 See accompanying notes to consolidated financial statements.
                              -4-

              CLANCY SYSTEMS INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
                       INCOME (LOSS)
                        (Unaudited)
                                      For Three Months Ended
                                        March        March
                                       31, 2008     31, 2009
                                       --------     --------
Revenues                           $    818,548  $    996,092
Costs of Sales                          182,618       252,531
                                   ------------   -----------
  Gross Profit                          635,930       743,561
Costs and expenses                 ------------   -----------
  General and administrative            584,382       628,872
  Research and development                4,527        11,719
                                      ---------     ---------
   Total costs and expenses             588,909       640,591
                                      ---------     ---------
Income from operations                   47,021       102,970
                                      --------      ---------
Other income:
  Interest income                        17,067         2,588
  Interest expense                          472        (2,230)
  Other income                           50,567         7,168
                                      ---------     ---------
   Total other income (expense)          68,106         7,526
                                      ---------     ---------
Income before provision for
  income taxes                          115,127       110,496
                                      ---------    ----------
Provision for income taxes:
  Current expense                        65,259        57,210
  Deferred expense                       (2,300)        2,900
                                     ----------     ---------
  Total income tax expense               62,959        60,110
                                     ----------     ---------
Net income                               52,168        50,386

Other comprehensive income (loss)
 Unrealized gain (loss) on
 marketable securities                    (26,796)     43,841
                                      -----------    --------
Comprehensive income                       25,372      94,227
                                      ===========    ========
Basic and diluted:
 Net income per common
 share                                 $        *  $        *
                                       ==========  ==========
 Weighted average number of
  shares outstanding                  381,030,411 378,799,252
                                     ============ ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
                       INCOME (LOSS)
                        (Unaudited)
                                      For Six Months Ended
                                        March        March
                                       31, 2008     31, 2009
                                       --------     --------

Revenues                           $  1,974,856  $  2,080,350
Costs of Sales                          437,285       518,321
                                   ------------   -----------
  Gross Profit                        1,537,571     1,562,029
Costs and expenses                 ------------   -----------
  General and administrative          1,198,015     1,415,804
  Research and development                7,120        15,857
                                      ---------     ---------
   Total costs and expenses           1,205,135     1,431,661
                                      ---------     ---------
Income from operations                  332,436       130,368

Other income:
  Interest income                        35,720        27,963
  Interest expense                         (421)       (3,805)
  Loss on sale of marketable securities       -          (458)
  Other income                          251,274        22,411
                                      ---------     ---------
   Total other income (expense)         286,573        46,111
                                      ---------     ---------
Income before provision for
  income taxes                          619,009       176,479
                                      ---------    ----------
Provision for income taxes:
  Current expense                       145,466       182,230
  Deferred expense                       17,700         5,200
                                     ----------     ---------
  Total income tax expense              163,166       187,430
                                     ----------     ---------
Net income (loss)                       455,843       (10,951)
                                     ----------     ---------
Other comprehensive income (loss)
 Unrealized gain (loss) on
 marketable securities                  (26,796)       63,262
                                    -----------      --------
Comprehensive income                    429,047        52,311
                                    ===========      ========
Basic and diluted:
 Net income per common
 share                               $        *  $          *
                                     ==========   ===========
 Weighted average number of
  shares outstanding                381,066,872   379,122,676
                                   ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Six Months Ended March 31, 2009
                            (Unaudited)


                                                            Accumulated
                                                              Other
                                               Additional     Compre-
                          Common Stock          paid-in       hensive  Retained
                       Shares        Amount      Capital      Income   Earnings
                                                              (Loss)
                       ------        ------    ---------    --------   ------

Balance,
September 30, 2008   379,882,938  $  37,988  $  1,350,078  $(92,298)$ 2,171,896

Common stock
repurchase            (1,140,927)      (114)       (4,054)        -     (13,449)


 Unrealized gain on
  marketable securities       -           -             -     63,262          -

Net loss for the
  six months ended
  March 31, 2009              -          -              -          -    (10,951)
                       ----------   ---------    ----------   -------    ------
Balance, March
   31, 2009          378,742,011  $  37,874  $   1,346,024 $ (29,036) $2,147,496
 (unaudited)
                    ===========  =========    =============   ========  ========


              See accompanying notes to consolidated financial statements.
                                          -7-


              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                           For Six Months Ended
                                            March          March
                                           31, 2008      31, 2009
                                           -------        -------
Cash flows from operating activities:
 Net income (loss)                      $   455,843    $  (10,951)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization           174,604       157,072
    Deferred income tax expense              17,700         5,200
    Loss on sale of marketable securities         -           458
Changes in assets and liabilities:
     Accounts receivable                    124,875       130,359
     Inventories                            (11,753)       (1,153)
     Income taxes refundable                 (5,827)       (6,265)
     Prepaid expenses                        25,562        30,177
     Accounts payable                       (32,299)       75,714
     Accrued expenses                       (25,552)       46,840
     Income taxes payable                   (24,507)       (3,751)
     Deferred revenue                        33,464       (29,029)
                                         ----------     ---------
     Total adjustments                      276,267       405,622
                                         ----------     ---------
    Net cash provided by operating
      activities                            732,110       394,671
                                         ----------     ---------
Cash flows from investing activities:
  Acquisition of furniture and equipment    (88,499)      (47,524)
  Increase in software licenses and
    software development costs              (38,802)      (45,040)
  Increase in investments in
    marketable securities                  (101,005)     (108,821)
  Proceeds from sale of marketable
    securities                                    -        15,000
  Decrease (increase)in deposits and
    other assets                             (1,454)           62
                                         ----------     ---------
    Net cash (used in) investing
      activities                           (229,760)     (186,323)
                                         ----------      ---------
Cash flows from financing activities:
   Repurchase of common stock                (3,514)       (17,617)
   Payments on long-term debt and capital
     leases                                  (1,724)        (1,952)
                                         ----------     ----------
Net cash (used in) financing
      activities                             (5,238)       (19,569)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (Unaudited)
                                         For Six Months Ended
                                          March           March
                                         31, 2008       31, 2009
                                          -------        -------

 Increase in cash and
       cash equivalents                     497,112       188,779

 Cash and cash equivalents at beginning
      of period                             619,642     1,183,876
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                        $ 1,116,754   $ 1,372,655
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                      March 31, 2009
                        (Unaudited)

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

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the six months ended March 31, 2008 and 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

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

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31,2009
                        (Unaudited)

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

2. Inventories

   Inventories consist of the following at:
                                           September 30,   March 31,
                                              2008           2009
                                              ----           ----

   Finished goods                         $  42,925      $  48,161
   Work in process                            2,606         57,291
   Purchased parts and supplies             137,543         78,775
                                           --------      ---------
                                          $ 183,074      $ 184,227
                                          =========      =========

3.  Income Taxes

The provision for income taxes for the six months ended March 31, 2008 and 2009 is based on the expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income taxes mainly consist of tax-exempt income and changes to estimates of previously reported income tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,       March 31,
                                            2008               2009
                                         ------------        --------
Current deferred tax asset:
  Section 263A capitalization            $   3,200        $    3,200
  Allowance for doubtful accounts            8,000             4,200
                                         ---------        ----------
 Current deferred tax assets             $  11,200        $    7,400
                                         =========        ==========

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31,2009
                        (Unaudited)

3.  Income taxes (continued)

                                         September 30,       March 31,
                                            2008               2009
                                         ------------        --------

Non current deferred tax assets
  Loss on equity investment                $  221,500      $  312,000
  Section 263A capitalization                  30,600          30,600
                                           ----------      ----------
                                              252,100         342,600
  Valuation allowance                        (221,500)       (312,000)
                                           ----------      ----------
                                               30,600          30,600

Non current deferred tax liabilities:
  Depreciation and amortization               (89,000)        (90,400)
                                           ----------      ----------
Net non current deferred tax liabilities   $  (58,400)     $  (59,800)
                                           ==========      ==========

4. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the six month period ended March 31, 2009 the Company reacquired 1,140,927 shares of its common stock for $17,617. The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings.

5.  Contingencies

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

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                       March 31, 2009
                        (Unaudited)

5.  Contingencies (continued)

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

             CLANCY SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        March 31, 2009
                        (Unaudited)

5.  Contingencies (continued)

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

Management has started a claim to get more information about it from CRIM and to request a reduction of the amount assessed. The accompanying September 30, 2008 balance sheet includes an accrual of $186,000 related to this debt. Management believes such accrual is adequate for any possible unfavorable outcome of this new claim. Subsequent to September 30, 2008, UTS has paid approximately $106,000 to the CRIM. During the quarter ended March 31, 2009,
UTS has recorded an additional $68,000 in liability to the CRIM.

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

At March 31, 2009, the Company had consolidated working capital of $1,394,068 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses; equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2009. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED March 31,
2008 AND 2009

REVENUES. For the three month quarter ended March 31, 2008 to the three month quarter ended March 31, 2009 revenues increased by $177,544 or 21.7% from $818,548 to $996,092. The additional revenue reflects the UTS addition of the San Juan contract which was not in place during the prior year's reporting quarter. Clancy's Remit-online.com service has processed 76,941 transactions totaling $2,917,544 for the quarter ended March 31, 2009. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.


COST OF SERVICES. For the three month quarter ended March 31, 2008 to the three month quarter ended March 31, 2009, cost of services increased by $69,913 or 38.3% from $182,618 to $252,531 for the
Company. Cost of services as a percentage of service contract income was 22.3% for the 2008 quarter and 25.4% for the 2009 quarter. The increase reflects costs related to contract expansion at Urban Transit Solutions.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $4,527 to $11,719, or 158.9%, for the three month quarter ended March 31, 2008 to 2009, respectively. The primary reason for the increase in costs was the engineering and development of a sensor system for parking garage activity. The company is also working on a new board for it's blue tooth printer.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $44,490 or 7.6% from $584,382 to $628,872 for the three month quarter ended March 31, 2008 and 2009, respectively.
The increase in general and administrative expenses is a result of an additional property tax assessment by the Puerto Rico Municipality Revenue Center (CRIM), the governmental entity in charge of assessment and collection of property taxes, for approximately $153,000 that was completed in December 2008.

NET INCOME (Loss). For the three month quarter ended March 31, 2009, the Company reported net income of $50,386 compared to net income of $52,168 for the three month quarter ended March 31, 2008. The primary reason for the decrease in net income is related to the property tax assessment discussed above and increase in expenses in expansion of services for the San Juan project.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED March 31,
2008 AND 2009

REVENUES. For the six months ended March 31, 2008 to the six months ended March 31, 2009 revenues increased by $105,494 or 5.3% from $1,974,856 to $2,080,350. The additional revenue reflects the UTS addition of the San Juan contract which was not in place during the prior year's reporting quarter. Clancy's Remit-online.com service has processed 155,984 transactions totaling $5,895,612 for the six months ended March 31, 2009. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.


COST OF SERVICES. For the six months ended March 31, 2008 to the six months ended March 31, 2009, cost of services increased by $81,036 or 18.5% from $437,285 to $518,321 for the
Company. Cost of services as a percentage of service contract income was 22.1% for the 2008 quarter and 24.9% for the 2009 quarter. The increase reflects costs related to contract expansion at Urban Transit Solutions.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $7,120 to $15,857, or 122.7%, from the six months ended March 31, 2008 to 2009, respectively. The primary reason for the increase in costs was the engineering and development of a sensor system for parking garage activity. The company is also working on a new board for it's blue tooth printer.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $217,789 or 18.2% from $1,198,015 to $1,415,804 for the six months ended March 31, 2008 and 2009, respectively.
The increase in general and administrative expenses is a result of an additional property tax assessment by the Puerto Rico Municipality Revenue Agency (CRIM), the governmental entity in charge of assessment and collection of property taxes, for approximately $153,000 that was completed in December 2008. Additionally with the new contract in Puerto Rico, salaries and other expenses have increased.

NET INCOME (Loss). For the six months ended March 31, 2009, the Company reported a net loss of $10,951 compared to net income of $455,843 for the six months ended March 31, 2008. The primary reason for the decrease in net income is related to the property tax assessment discussed above and increase in expenses in expansion of services for the San Juan project. Additionally in December 2007, the Company recieved a $200,000 contract termination fee from the city of Arecibo, Puerto Rico which is not a recurring item.

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

The Company has introduced a new cellular-based real time ticket issuance system. This is a giant leap in both issuing the citations and managing information. The Company anticipates this will be a program that will ensure continued growth.

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

In addition, outstanding ticket fines of approximately
$2,900,000, for UTS and $1,146,000 for Clancy, have not been recognized as revenue at March 31, 2009 based on SEC accounting guidance.

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

USE OF ESTIMATES

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

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2009 (the end of the period covered by this report). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in Item 8A(T) of our annual report for the year ended September 30, 2008 on Form 10-KSB, that, our disclosure controls and procedures were not effective as of March 31, 2009. Due to the small size of the Company and our lack of personnel resources, we are unlikely to immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is in dispute with the Puerto Rico Municipality Center
(CRIM), the governmental entity in charge of the assessment collection of property taxes in Puerto Rico, for personal property taxes owed from 1998. The company filed a written protest as to these assessments and vigorously contested the asserted deficiencies through the administrative appeals process. During the year ended September 30, 2008, the process finalized. The accrual for $310,068 that was recorded on the books was reduced to $102,740, which is the total amount assessed by the CRIM for unpaid personal property tax since 1999. The effect of this reduction amounted to $219,814. However the CRIM assessed a new debt for $430,232, including penalties, interest and surcharges for $44,677, for parking meters considered as real property from 2002. Management has started a claim to get more information about the assessment from CRIM and to request a reduction in the amount. The accompanying September 30, 2008 balance sheet includes an accrual of $186,000 related to this debt. Management believes such accrual is adequate for any possible unfavorable outcome of this new claim. Subsequent to September 30, 2008, UTS has paid approximately $106,000 to the CRIM. During the quarter ended March 31, 2009, UTS has recorded an additional
$68,000 in liability to the CRIM.

                       -21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Repurchases of equity securities

Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     ------------------
-
January 1
through
January 31,
2009            39,088      .0090            39,088                     -


February 1,
through
February 28,
 2009           83,000      .0084            83,000                     -

March 1,
through
March 31,
 2009           67,000      .0076            67,000                     -

                -------      ----          ---------              ----------

Total          189,088     $.0179           189,088                    -
               ========    =======         =========              ==========

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

Date: May 20, 2009		   Clancy Systems International, Inc.
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