Form 10-Q
period 2009-06-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2009-08-19
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer's class of common stock, as of August 19, 2009 is 362,291,211 shares, $.0001 par value.

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

Item 1: Financial Statements

Consolidated Balance Sheets - September 30, 2008
  and June 30, 2009 (unaudited)                       3 and 4

Consolidated Statements of Operations and Other
  Comprehensive Income - For the Three
  Months Ended June 30, 2008 and
  June 30, 2009 (unaudited)                              5

Consolidated Statements of Operations and Other
  Comprehensive Income - For the Nine
  Months Ended June 30, 2008 and
  June 30, 2009 (unaudited)                              6


Consolidated Statement of Stockholders' Equity - For
  the Nine Months Ended June 30, 2009
  (unaudited)                                             7

Consolidated Statements of Cash Flows - For the
   Nine Months ended June 30, 2008 and
   June 30, 2009 (unaudited)                          8 and 9

Notes to Unaudited Consolidated Financial Statements      10

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    17

Item 4T:  Controls and Procedures                         23

PART II.   OTHER INFORMATION                              24

Item 1.  Legal Proceedings                                24

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                              25

Item 6.  Exhibits                                         26

Signatures                                                27

                     CLANCY SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                             September 30,    June 30,
                                                 2008          2009
                                                            (Unaudited)
Current assets:                              ------------    -----------
 Cash and cash equivalents                 $ 1,183,876    $  1,186,171
 Cash restricted                                     -         174,592
 Accounts receivable, net of allowance
  for doubtful accounts                        650,771         494,192
 Receivable from related party                  43,461          43,461
 Income tax receivable                               -          31,015
 Inventories                                   183,074         174,353
 Prepaid expenses                               69,558          58,424
 Deferred tax asset                             11,200           7,400
                                            ----------      ----------
    Total current assets                     2,141,940       2,169,608
                                            ----------      ----------
Furniture and equipment, at cost:
 Office furniture and equipment                190,696         194,496
 Computers and equipment
   under service contracts                   2,596,066       2,675,875
 Leasehold improvements                         13,000          13,000
 Vehicles, including vehicles
   under capital leases                        147,651         147,651
                                             ---------       ---------
                                             2,947,413       3,031,022
  Less accumulated depreciation             (2,368,037)     (2,537,423)
                                            ----------       ---------
    Net furniture and equipment                579,376         493,599
                                            ----------      ----------
Other assets:
 Investment in marketable securities           858,912       1,019,331
 Deposits and other                             18,138          16,738
 Goodwill                                      404,547         404,547
 Software development costs, net of
   accumulated amortization                    216,070         219,682
                                             ---------        --------
   Total other assets                        1,497,667       1,660,298
                                             ---------       ---------
                                           $ 4,218,983     $ 4,323,505
                                           ===========     ===========








     See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,         June 30,
                                            2008             2009
                                                          (Unaudited)
                                        ------------      -----------
Current liabilities:
 Accounts payable                       $  232,395        $   323,735
 Accrued expenses                          329,737            400,977
 Income taxes payable                       19,652                  -
 Current portion of obligations under
  capital leases                             3,393              3,279
 Deferred revenue                          104,782             54,194
                                         ---------           --------
    Total current liabilities              689,959            782,185

Deferred income taxes payable               58,400             54,800
Obligations under capital lease,
  net of current portion                     2,960                  -
                                         ---------            -------
    Total liabilities                      751,319            836,985
                                         ---------            -------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value;
    100,000,000 shares authorized,
    none issued                                  -                  -
  Common stock, $.0001 par value;
    800,000,000 shares authorized,
    379,882,938 and 362,291,211
    shares issued and
    outstanding at 9/30/08 and
    6/30/09   respectively                   37,988            36,229
  Additional paid-in capital              1,350,078         1,287,558
  Accumulated comprehensive income (loss):
   Unrealized loss on marketable
    securities                             (92,298)           (24,549)
  Retained earnings                      2,171,896          2,187,282
                                         ---------          ---------
    Total stockholders' equity           3,467,664          3,486,520
                                       -----------        -----------
                                       $ 4,218,983        $ 4,323,505
                                       ===========        ===========


 See accompanying notes to consolidated financial statements.
                              -4-

              CLANCY SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                         INCOME
                        (Unaudited)
            For Three Months Ended June 30, 2008 and 2009
                                         June         June
                                       30, 2008     30, 2009
                                       --------     --------
Revenues                           $    998,514  $    923,212
Costs of Sales                          248,312       231,796
                                   ------------   -----------
  Gross Profit                          750,202       691,416
Costs and expenses                 ------------   -----------
  General and administrative            409,085       590,546
  Research and development               10,369         9,354
                                      ---------     ---------
   Total costs and expenses             419,454       599,900
                                      ---------     ---------
Income from operations                  330,748        91,516
                                      --------      ---------
Other income (expense):
  Loss on disposal of assets            (22,068)            -
  Interest income                        17,149        13,363
  Interest expense                         (366)        2,023
  Other income                           28,213        16,259
                                      ---------     ---------
   Total other income (expense)          22,928        31,645
                                      ---------     ---------
Income before provision for
  income taxes                          353,676       123,161
                                      ---------    ----------
Provision for income taxes:
  Current expense                        85,428        33,071
  Deferred expense                        8,200        (5,000)
                                     ----------     ---------
  Total income tax expense               93,628        28,071
                                     ----------     ---------
Net income                              260,048        95,090

Other comprehensive income (loss)
 Unrealized gain (loss) on
 marketable securities                      (51)        4,487
                                      -----------    --------
Comprehensive income                  $ 259,997    $   99,577
                                      ===========    ========
Basic and diluted:
 Net income per common
 share                                 $        *  $        *
                                       ==========  ==========
 Weighted average number of
  shares outstanding                  380,773,130 377,739,133
                                     ============ ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
                           INCOME
                        (Unaudited)
            For Nine Months Ended June 30, 2008 and 2009
                                         June         June
                                       30, 2008     30, 2009
                                       --------     --------

Revenues                           $  2,973,371  $  3,003,562
Costs of Sales                          685,597       750,117
                                   ------------   -----------
  Gross Profit                        2,287,774     2,253,445
Costs and expenses                 ------------   -----------
  General and administrative          1,607,100     2,006,350
  Research and development               17,489        25,211
                                      ---------     ---------
   Total costs and expenses           1,624,589     2,031,561
                                      ---------     ---------
Income from operations                  663,185       221,884

Other income (expense):
  Loss on disposal of assets            (22,068)            -
  Interest income                        52,869        41,326
  Interest expense                         (787)       (1,782)
  Loss on sale of marketable securities       -          (458)
  Other income                          279,487        38,670
                                      ---------     ---------
   Total other income (expense)         309,501        77,756
                                      ---------     ---------
Income before provision for
  income taxes                          972,686       299,640
                                      ---------    ----------
Provision for income taxes:
  Current expense                       230,894       215,301
  Deferred expense                       25,900           200
                                     ----------     ---------
  Total income tax expense              256,794       215,501
                                     ----------     ---------
Net income                              715,892        84,139
                                     ----------     ---------
Other comprehensive income (loss)
 Unrealized gain (loss) on
 marketable securities                  (26,847)       67,749
                                    -----------      --------
Comprehensive income                $   689,045     $ 151,888
                                    ===========      ========
Basic and diluted:
 Net income per common
 share                               $        *  $          *
                                     ==========   ===========
 Weighted average number of
  shares outstanding                380,969,347   374,972,046
                                   ============   ===========
*Less than $.01 per share

See accompanying notes to consolidated financial statements.

                CLANCY SYSTEMS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended June 30, 2009
                            (Unaudited)


                                                            Accumulated
                                                              Other
                                               Additional     Compre-
                          Common Stock          paid-in       hensive  Retained
                       Shares        Amount      Capital      Income   Earnings
                                                              (Loss)
                       ------        ------    ---------    --------   ------

Balance,
September 30, 2008   379,882,938  $  37,988  $  1,350,078  $(92,298)$ 2,171,896

Common stock
repurchase           (17,591,727)    (1,759)      (62,520)        -     (68,753)


 Unrealized gain on
  marketable securities       -           -             -     67,749          -

Net income for the
  nine months ended
  June 30,  2009              -          -              -          -     84,139
                       ----------   ---------    ----------   -------    ------
Balance, June
   30, 2009          362,291,211  $  36,229  $   1,287,558 $ (24,549) $2,187,282
 (unaudited)
                    ===========  =========    =============   ========  ========


              See accompanying notes to consolidated financial statements.
                                          -7-


              CLANCY SYSTEMS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                   For the Nine Months Ended
                                            June          June
                                           30, 2008      30, 2009
                                           -------        -------
Cash flows from operating activities:
 Net income                             $   715,892    $   84,139
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization           252,839       234,822
     Loss on disposal of assets              22,068             -
    Deferred income tax expense              25,900           200
    Loss on sale of marketable securities         -           458
Changes in assets and liabilities:
     Accounts receivable                    160,809       156,579
     Inventories                            (44,589)        8,721
     Income taxes refundable                 (3,641)      (31,015)
     Prepaid expenses                         8,376        11,134
     Accounts payable                       (66,036)       91,340
     Accrued expenses                      (204,139)       71,240
     Income taxes payable                   (26,565)      (19,652)
     Deferred revenue                       (17,136)      (50,588)
                                         ----------     ---------
     Total adjustments                      107,886       473,239
                                         ----------     ---------
    Net cash provided by operating
      activities                            823,778       557,378
                                         ----------     ---------
Cash flows from investing activities:
  Increase in restricted cash                     -      (174,592)
  Acquisition of furniture and equipment   (112,544)      (83,761)
  Increase in software licenses and
    software development costs              (60,580)      (67,559)
  Increase in investments in
    marketable securities                  (200,835)     (108,128)
  Proceeds from sale of marketable
    securities                               25,299        15,000
  Decrease (increase)in deposits and
    other assets                              2,046            63
                                         ----------     ---------
    Net cash (used in) investing
      activities                           (346,614)     (418,977)
                                         ----------      ---------
Cash flows from financing activities:
   Repurchase of common stock                (5,828)     (133,032)
   Payments on long-term debt and capital
     leases                                  (2,517)       (3,074)
                                         ----------     ----------
Net cash (used in) financing
      activities                             (8,345)     (136,106)
                                         -----------    ----------

See accompanying notes to consolidated financial statements.

              CLANCY SYSTEMS INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (Unaudited)
                For the Nine Months Ended
                                           June            June
                                         30, 2008        30, 2009
                                          -------         -------

 Increase in cash and
       cash equivalents                     468,819        2,295

 Cash and cash equivalents at beginning
      of period                             619,642     1,183,876
                                         ----------     ---------
    Cash and cash equivalents at end
       of period                        $ 1,088,461   $ 1,186,171
                                         ==========    ==========


  See accompanying notes to consolidated financial statements.

               CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June  30, 2009
                        (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) are included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements of Clancy Systems International, Inc. included in the Company's form 10K for the fiscal year ended September 30, 2008, as filed with the Commission on January 14, 2009.

The Company's subsidiary, Urban Transit Solutions, Inc. ("UTS") was incorporated under the Laws of the Commonwealth of Puerto Rico. The financial statements of UTS have been prepared on the basis of accounting principles generally accepted in the United States of America and are denominated in U.S. dollars. Therefore, there are no amounts recorded for foreign currency translation or for transactions denominated in a foreign currency. The Company has consolidated the financial results of UTS with those of the Company for the nine months ended June 30, 2008 and 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications:

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

             CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2009
                        (Unaudited)

1. Basis of Presentation (continued)

Net income (loss) per common share:

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company has no potentially dilutive securities.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and obligations under capital leases at September 30, 2008 and June 30, 2009 approximates fair value due to the short term nature of these instruments.

2.  Recently Issued Accounting Standards

Recently Adopted accounting standards:

SFAS No. 141(R): Effective January 1, 2009, the Company adopted SFAS No. 141(R), "Business Combinations" (SFAS 141 (R)), which significantly changes the accounting for and reporting of business combinations.
The acquirer must recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquired entity at the acquisition date fair values and requires the expensing of most transaction and restructuring costs. This new standard is applicable only to transactions occurring after the effective date of January 1, 2009, and it had no impact on the Company's consolidated financial statements.

FSP FAS No. 141 (R)-1: In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 141(R)-1, "Accounting for Assets Acquired and
Liabilities Assumed in a Business Combination That Arises from
Contingencies" (FSP FAS No. 141(R)-1).

                CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2009
                        (Unaudited)

2.  Recently Issued Accounting Standards (continued)

This FSP amends and clarifies SFAS No. 141(R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No.5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company adopted FSP FAS No. 141(R)-1 prospectively on January 1, 2009, and there was no impact on its consolidated financial statements.

SFAS No. 157: In December 2006, SFAS No. 157, "Fair Value Measurement" (SFAS No. 157), was issued. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not changes existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for financial assets and liabilities effective January 1, 2008. The Company adopted the provisions for nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 had no impact on its consolidated financial statements.

SFAS No. 165: Effective April 1, 2009, the Company adopted
SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of SFAS No. 165 had no impact on the Company's consolidated financial statements.

FSP FAS No. 107-1 and APB 28-1: On April 9, 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (FSP FAS No. 107-1 and APB 28-1) which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.

              CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2009
                        (Unaudited)

2.  Recently Issued Accounting Standards (continued)

The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS No. 107-1 and APB 28-1 were adopted by the Company effective April 1, 2009 and had no impact on its consolidated financial statements.

Issued but not yet effective accounting standards:

SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative U.S. GAAP for nongovernmental entities, in combination with rules and interpretive releases of the SEC under authority of U.S. federal securities laws for SEC registrants. The Codification organizes and simplifies all authoritative U.S. GAAP literature, and establishes that all authoritative U.S. GAAP in the Codification carries an equal level of authority. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September
15, 2009 (September 30, 2009 for the Company).The Company does not anticipate that the adoption of SFAS No. 168 will have any impact on its consolidated financial statements.


3. Inventories

   Inventories consist of the following at:
                                           September 30,    June 30,
                                              2008           2009
                                              ----           ----

   Finished goods                         $  42,925      $  67,671
   Work in process                            2,606         40,006
   Purchased parts and supplies             137,543         66,676
                                           --------      ---------
                                          $ 183,074      $ 174,353
                                          =========      =========
4.  Income Taxes

The provision for income taxes for the nine months ended June 30, 2008 and 2009 is based on the expected rate for the tax year.

Differences in amounts of income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income taxes mainly consist of tax-exempt income and changes to estimates of previously reported income tax expense.

             CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2009
                        (Unaudited)

4.  Income taxes (continued)

The components of the Company's deferred tax assets and liabilities are as follows:
                                         September 30,        June 30,
                                            2008               2009
                                         ------------        --------
Current deferred tax asset:
  Section 263A capitalization            $   3,200        $    3,200
  Allowance for doubtful accounts            8,000             4,200
                                         ---------        ----------
 Current deferred tax assets             $  11,200        $    7,400
                                         =========        ==========
Non current deferred tax assets
  Loss on equity investment             $  221,500        $  297,300
  Section 263A capitalization               30,600            30,600
                                        ----------        ----------
                                           252,100           327,900
  Valuation allowance                     (221,500)         (297,300)
                                        ----------        ----------
                                            30,600            30,600

Non current deferred tax liabilities:
  Depreciation and amortization            (89,000)          (85,400)
                                        ----------        ----------
Net non current deferred tax liabilities $ (58,400)       $  (54,800)
                                        ==========        ==========
5. Stockholders' Equity

In December 2006, under Rule 10b-18, the Company implemented a policy to regularly repurchase shares of its common stock. Based on profitability at the end of each month, the Company will determine the dollar amount to allocate to the buyback program.

During the nine month period ended June 30, 2009 the Company reacquired 17,591,727 shares of its common stock for $133,032.
The reacquisition has been accounted for by reducing common stock for the par value of the shares reacquired and the excess paid per share over the par value has been allocated to additional paid in capital, based on the number of shares acquired, and the balance charged to retained earnings. 16,148,300 shares were purchased under a private block transaction at a price less than market price and the balance of 1,443,427 shares were purchased under the plan.

6.  Contingencies

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

             CLANCY SYSTEMS INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2009
                        (Unaudited)

6.  Contingencies (continued)

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's suit. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of Appeals with respect to the District Court's denial of his motion to amend. In July 2009 Mr. Salazar's appeal was denied.

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

              CLANCY SYSTEMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30,  2009
                        (Unaudited)

6.  Contingencies (continued)

The accrual for $310,068 that was recorded on the books was reduced to $102,740 which is the total amount assessed by the CRIM for unpaid personal property tax since 1999. The effect of this reduction amounted to $219,814.

However, during the quarter ended December 31, 2008, the CRIM assessed new debt for $441,987, including penalties, interest and surcharges, for parking meters considered as real property from 2002. The company has protested this assessment and accrued the liability during the quarter ended December 31,2008.

During the quarter ended March 31, 2009, the Company made payment of $68,623 for the remaining personal property assessment and an additional payment of $26,211 for the real property assessment.

In May 2009, CRIM froze the UTS bank accounts.  The
Company is currently negotiating with CRIM regarding the final debt assessment which management believes will be reduced. The final outcome of this is expected by August 31, 2009. Accordingly, cash in the amount of $174,592, pertaining to the frozen UTS bank accounts, is presented as current restricted cash in the accompanying consolidated financial statements.

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

Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain new customers, (ii) the ability of the Company to maintain its competitive position in the parking enforcement business by continuing to offer competitive products and services, (iii) and the ability of the Company to reduce costs and thereby maintain adequate profit margins.

At June 30, 2009, the Company had consolidated working capital of $1,387,423 derived primarily from contract sales and contract service. The Company anticipates using its working capital to fund ongoing operations, including general and administrative expenses; equipment purchases, equipment manufacturing, travel, marketing and research and development. The Company anticipates having sufficient working capital to fund operations for the fiscal year ending September 30, 2009. The Company settles funds for permit collections after the end of each month. Occasionally this overlaps into the next quarter. The timing of the payout is captured as an accounts payable amount if it falls into a subsequent quarter by a few days.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED June 30,
2008 AND 2009

REVENUES. For the three month quarter ended June 30, 2008 to the three month quarter ended June 30, 2009 revenues decreased by $75,302 or 7.5% from $998,514 to $923,212. The decrease in revenue reflects a decrease in ticket issuance by clients. Clancy's Remit-online.com service has processed 69,656 transactions totaling $2,430,913 for the quarter ended June 30, 2009. The Company was processing permits for BART through May 2009. As of June 2009 the Company is no longer processing monthly permits for BART. However, the profit from BART transactions was negligible and will have little impact on future revenues flowing through remit-online.
Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.

COST OF SERVICES. For the three month quarter ended June 30, 2008 to the three month quarter ended June 30, 2009, cost of services decreased by $16,516 or 6.7% from $248,312 to $231,796 for the
Company. Cost of services as a percentage of service contract income was 24.8% for the 2008 quarter and 25.1% for the 2009 quarter. The decrease is primarily related to the decrease in revenues.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs decreased from $10,369 to $9,354, or 9.8% from the three month quarter ended June 30, 2008 and 2009.
The company's research and development fluctuates as product development completes or upgrades may or may not be in process.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $181,461 or 44.4% from $409,085 to $590,546 for the three month quarter ended June 30, 2008 and 2009, respectively.
The increase in general and administrative expenses is a result of an additional property tax assessment by the Puerto Rico Municipality Revenue Center (CRIM), the governmental entity in charge of assessment and collection of property taxes.

NET INCOME. For the three month quarter ended June 30, 2009, the Company reported net income of $95,090 compared to net income of $260,048 for the three month quarter ended June 30, 2008. The primary reason for the decrease in net income is related to the property tax assessment discussed above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JUNE 30,
2008 AND 2009

REVENUES. For the nine months ended June 30, 2008 to the nine months ended June 30, 2009 revenues increased by $30,191 or 1.0% from $2,973,371 to $3,003,562. The increase in revenue reflects a increase in ticket issuance by clients. Remit-online.com service has processed 225,640 transactions totaling $8,326,526 for the nine months ended June 30, 2009. Revenues are generated based on a per transaction fee less bank processing costs. The gross amount of cash flowing through Remit-online.com cannot be presented as revenue based on the SEC accounting guidance. The Company only presents its net profit from each transaction as revenue in the statements of operations.


COST OF SERVICES. For the nine months ended June 30, 2008 to the nine months ended June 30, 2009, cost of services increased by $64,520 or 9.4% from $685,597 to $750,117 for the
Company. Cost of services as a percentage of service contract income was 23.1% for the 2008 period and 25.0% for the 2009 period. The increase reflects costs related to contract expansion at Urban Transit Solutions.

RESEARCH AND DEVELOPMENT. The Company's parking enforcement systems research and development costs increased from $17,489 to $25,211, or 44.2%, from the nine months ended June 30, 2008 to 2009, respectively. The primary reason for the increase in costs was the engineering and development of a sensor system for parking garage activity. The company is also working on a new board for it's blue tooth printer.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $399,250 or 24.8% from $1,607,100 to $2,006,350 for the nine months ended June 30, 2008 and 2009, respectively.
The increase in general and administrative expenses is a result of an additional property tax assessment by the Puerto Rico Municipality Revenue Agency (CRIM), the governmental entity in charge of assessment and collection of property taxes, for approximately $153,000 that was completed in December 2008. Additionally with the new contract in Puerto Rico, salaries and other expenses have increased.

NET INCOME (Loss). For the nine months ended June 30, 2009, the Company reported net income of $84,139 compared to net income of $715,892 for the nine months ended June 30, 2008. The primary reason for the decrease in net income is related to the property tax assessment discussed above. Additionally in December 2007, the Company recieved a $200,000 contract termination fee from the city of Arecibo, Puerto Rico which is not a recurring item.

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

The office computer software allows daily ticket, rental and inventory information to be transferred from the portable data entry units to a central computer database. The information is compiled and then processed further according to user requirements. The Company is offering its programs in a "cloud computing" environment.

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

The Company has introduced a new cellular-based real time ticket issuance system. This is a giant leap in both issuing the citations and managing information. The Company anticipates this will be a program that will ensure continued growth. The programs are maintained and utilized in a cloud computing environment.

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

In addition, outstanding ticket fines of approximately $2,900,000, for UTS and $1,361,451 for Clancy, have not been recognized as revenue at June 30, 2009 based on SEC accounting guidance.

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

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009 (the end of the period covered by this report). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that because of the material weakness identified in our internal control over financial reporting described in Item 8A(T) of our annual report for the year ended September 30, 2008 on Form 10-KSB, that, our disclosure controls and procedures were not effective as of June 30, 2009. Due to the small size of the Company and our lack of personnel resources, we are unlikely to immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is in dispute with the Puerto Rico Municipality Center
(CRIM), the governmental entity in charge of the assessment and collection of property taxes in Puerto Rico, for personal property taxes owed from 1998. The company filed a written protest as to these assessments and vigorously contested the asserted deficiencies through the administrative appeals process. During the year ended September 30, 2008, the process finalized. The accrual for $310,068 that was recorded on the books was reduced to $102,740, which is the total amount assessed by the CRIM for unpaid personal property tax since
1999. The effect of this reduction amounted to $219,814. However the CRIM assessed a new debt for $441,987, including penalties, interest for parking meters considered as real property from 2002.
The Company has protested this assessment and accrued the liability during the quarter ended December 31, 2008.

During the quarter ended March 31, 2009, the Company made a payment of $68,623 for the remaining personal property assessment and an additional payment of $26,211 for the real property assessment.

In May 2009, CRIM froze the UTS bank accounts. The
Company is currently negotiating with CRIM regarding the final debt assessment which management believes will be reduced. The final outcome of this is expected by August 31, 2009.

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

The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar has filed notice of appeal in Colorado Court of Appeals with respect to the District Court's denial of his motion to amend. In July 2009 Mr. Salazar's appeal was denied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (c) Small Business issuer purchases of equity securities

Period        (a) Total   (b) Average      (c) Total         (d) Maximum Number
               Number     Price Paid       Number of            of shares that
              of Shares    Per Share    Shares Purchased    May Yet Be Purchased
               Purchased                   as Part of         Under the Plans or
                                      Publicly Announced            Programs
                                        Plans or Program
--------      ----------  ----------   ------------------     ------------------
-
April 1
through
April 30,
2009                 -         -                 -                     -


May 1,
through
May 31,
 2009                -         -                 -                     -

June 1,
through
June 30,
 2009        16,450,800     $.0070       16,450,800                    -

                -------      ----          ---------              ----------

Total        16,450,800     $.0070       16,450,800                    -
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

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security holders

None

Item 5.  Other information

Non

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

Date: August 19, 2009		   Clancy Systems International, Inc.
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