Form 10-K
period 2017-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2019-09-25
CIK 789318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-68008

Clancy Systems International, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1027964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 S. Oneida #308, Denver, Colorado 80224

(Address of principal executive offices)

(303) 753-0197
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 26, 2019: $0.

As of September 26, 2019, the registrant had 343,368,111 outstanding shares of common stock.

CLANCY SYSTEMS INTERNATIONAL, INC.

Form 10-K

PART I

Item 1. Business.

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

Principal Products or Services and Markets and Distribution Methods.

The Company's parking enforcement system is an automated system which generates parking citations. The system consists of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data is stored on in-house servers at the Company in a cloud-computing environment. The system allows users to print photos on the tickets as well as store the photos with the ticket records. Some clients will prefer to remain on the batch system.

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

Time IMS

The Company has also developed an internet based time keeping program geared to agencies that need to keep accurate employee tracking and time keeping records. The internet software system offers outservice agencies the ability to accurately track and document skilled and unskilled care visits. The program can also be used for general timekeeping purposes (i.e. hourly workers, part time staffing, and other personnel tracking).

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

Patents and Licenses.

The Company obtained a patent (No. 5,006,002) for its printer used in its parking enforcement, rental car return and inventory control systems in April 1991. This patent expired April 2008.

The Company also obtained a patent for a printer latch on June 27, 2000. The patent expired in June 2019.

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

The Company produces a printer to interface to its handheld devices that is light weight (at 1 1/2 pounds) and can produce a completed ticket in 20 seconds.

The Company has developed a keyboard and cradle for Palm devices.

Management keeps informed of new developments in components so that the printer is up-to-date, fast and suits user requirements. The Company communicates with vendors on a regular and ongoing basis so that management is aware of upgraded components, new components and new processes to upgrade its hardware. By adapting its equipment to user needs and keeping current of the latest technology, the Company anticipates that its enforcement ticket writing and rental car systems will not become obsolete. The Company is currently developing new applications with the new printer and Palm computing devices which will move outside the parking and rental car industries. The Company's software was developed in-house by four full-time programmers and by the Company’s former President and director, and is maintained and updated on a regular basis.

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

Item 2. Description of Properties.

The Company is leasing approximately 1,700 square feet of office space located at 2250 South Oneida Street, #308, Denver, Colorado for its corporate offices.

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

On March 17, 2008, the Colorado Supreme Court issued a decision affirming the District Court dismissal of Mr. Salazar's Suite. It also denied Mr. Salazar's request to amend his Complaint in the District Court to add a new claim. The case was thereafter remanded to the District Court. Mr. Salazar then filed a motion in District Court to amend his Complaint to add a new claim. The District Court denied Mr. Salazar's motion to amend based upon the finality of the Supreme Court ruling and the Supreme Court's denial of Mr. Salazar's request to amend his pleading in the District Court. Mr. Salazar filed notice of appeal in Colorado Court of appeals with respect to the District Court's denial of his motion to amend.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5(a). Market for Company's Common Stock and Related Security Holder Matters.

The principal market on which the Company's Common Stock is traded is the over-the-counter market and the Company's Common Stock is quoted in the OTC Bulletin Board.

Item 6. Selected Financial Data.

None.

Item 7. Management's Discussion and Analysis or Plan of Operation

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed as a part of this report.

ACCOUNTANT'S REPORT

Board of Directors

   Clancy Systems International, Inc.

We are not independent with respect to Clancy Systems International, Inc. (the "Company"), and the accompanying balance sheets as of September 30, 2016 and 2017, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.

/s/ Causey Demgen & Moore P.C.

Denver, Colorado
October 11, 2018

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2016 and 2017
(unaudited)

ASSETS

	2016	2017

Current assets:
Cash and cash equivalents	$1,504,608	$1,362,200
Accounts receivable, net of allowance for doubtful accounts of $13,300 (2016 and 2017)	791,391	580,242
Income tax receivable	45,702	154,550
Inventories	30,417	30,417
Prepaid expenses	982	7,604
Deferred tax asset	194,200	258,600
Total current assets	2,567,300	2,393,613

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,066,253)	(2,088,861)
Net property and equipment	363,513	340,905

Other assets:
Marketable securities	1,154,624	1,127,197
Deposits and other	1,425	871
Software development costs, net of accumulated amortization of $1,175,779 (2016) and $1,274,766 (2017)	236,184	321,698

Total other assets	1,392,233	1,449,766
	$4,323,046	$4,184,284

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 30, 2016 and 2017
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2016	2017
Current liabilities:
Deferred revenue	$26,700	$14,400
Total current liabilities	26,700	14,400

Deferred tax liability	13,100	14,400
Total liabilities	39,800	28,800

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 800,000,000 shares authorized, 332,662,251 (2016 and 2017) shares issued and outstanding	33,266	33,266
Additional paid-in-capital	1,210,795	1,210,795
Unrealized gain on marketable securities	51,001	22,003
Retained earnings	2,988,184	2,889,420
Total stockholders' equity	4,283,246	4,155,484
	$4,323,046	$4,184,284

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2016 and 2017

(unaudited)

	2016		2017
Revenues		$1,511,093		$1,363,289
Costs of sales		534,146		411,623

Gross profit		976,947		951,666

Costs and expenses:
General and administrative		1,035,337		1,085,927
Research and development		58,372		62,666
Total costs and expenses		1,093,709		1,148,593

Loss from operations		(116,762)		(196,927)

Other income (expense):
Interest income		37,988		38,566
Gain (loss) on sale of marketable securities		2,561		(544)
Total other income (expense)		40,549		38,022

Loss before provision for income taxes		(76,213)		(158,905)

Provision for income taxes:
Current expense		2,001		2,959
Deferred benefit		(32,800)		(63,100)
Total income tax benefit		(30,799)		(60,141)

Net loss		(45,414)		(98,764)

Other comprehensive income:
Unrealized gain on marketable securities		27,104		(28,998)

Comprehensive loss		$(18,310)		$(127,762)

Basic and diluted:
Net income (loss) per common share	*		*
Weighted average number of shares outstanding		343,618,011		332,662,251
* Less than $.01 per share

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2016 and 2017
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Other compre- hensive income	Retained earnings
Balance, September 30, 2015	346,697,095	$34,670	$1,232,063	$23,897	$3,038,074
Common stock repurchased	(14,034,844)	(1,404)	(21,268)	–	(4,476)
Unrealized gain on marketable securities	–	–	–	27,104	–
Net loss for the year ended September 30, 2016	–	–	–	–	(45,414)
Balance, September 30, 2016	332,662,251	33,266	1,210,795	51,001	2,988,184
Unrealized loss on marketable securities	–	–	–	(28,998)	–
Net loss for the year ended September 30, 2017	–	–	–	–	(98,764)
Balance, September 30, 2017	332,662,251	$33,266	$1,210,795	$22,003	$2,889,420

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2016 and 2017

(unaudited)

	2016	2017
Cash flows from operating activities:
Net loss	$(45,414)	$(98,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,741	122,148
Loss (gain) on sale of marketable securities	(2,561)	544
Deferred income tax benefit	(32,800)	(63,100)
Changes in assets and liabilities:
Accounts receivable	(114,067)	211,149
Income taxes refundable and payable	243,325	(108,848)
Prepaid expenses		(6,622)
Deferred revenue	1,201	(12,300)

Total adjustments	208,839	142,971

Net cash provided by operating activities	163,425	44,207

Cash flows from investing activities:
Increase in software licenses and software development costs	(138,891)	(184,500)
Acquisitions of marketable securities	(124,815)	(177,115)
Proceeds from sale of marketable securities	80,000	175,000

Net cash used in investing activities	(183,706)	(186,615)

Cash flows from financing activities:
Repurchase of common stock	(27,148)	–
Net cash used in financing activities	(27,148)	–

Decrease in cash and cash equivalents	(47,429)	(142,408)
Cash and cash equivalents at beginning of period	1,552,037	1,504,608
Cash and cash equivalents at end of period	$1,504,608	$1,362,200

(continued on following page)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2016 and 2017

(unaudited)

(continued from previous page)

	2016	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,133	$–

Net cash paid (refunded) during the period for income taxes	$(241,324)	$111,807

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available for sale securities	$27,104	$(28,998)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company") was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, internet payment remittance systems, and internet industry guides. The Company's revenues are derived primarily from cities, universities and car rental companies throughout the United States and Canada. The Company manufactures some of its equipment for field operations, including printers, chargers, mobile device keypads and other items used in its applications.

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

Accounts receivable:

The allowance for doubtful accounts at September 30, 2016 and 2017 was $13,300. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Accounts receivable over 90 days old amounted to $741,112 and $471,629 at September 30, 2016 and 2017, respectively.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2016 and 2017 amounted to $75,708 and $98,987 respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives as follows:

Building and building improvements	10 to 30 years
Office furniture and equipment	5 years
Equipment under service contracts	3 to 5 years
Vehicles	3 to 5 years

Property and equipment consists partly of computers and printers which are subject to technical obsolescence. Depreciation expense for the years ended September 30, 2016 and 2017 amounted to $37,480 and $22,608, respectively.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 ("SAB 104"). SAB 104 provides the conditions for realization of revenue areas as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

In addition, in accordance with FASB ASC 605-45, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, takes title to the products sold, has the risks and rewards of ownership, such as the risk of loss for collection, delivery or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee.

Before the Company recognizes revenue, a contract is entered into with the client (which details the fees to be charged), all software and equipment per the contract is delivered, and as most of the Company's clients are municipalities or universities, collectability is reasonably assured.

Contracts for the Company's ticket writing system are entered into under one of four different pricing options. The Company (1) sells the equipment and ticket stock and licenses the software separately, (2) charges a monthly fee for the use of the equipment and software, (3) charges a fee per ticket at the time the ticket stock is provided to the client, or (4) provides a full privatization program. In a sale transaction, revenue is recognized on the sale of the equipment, license and ticket stock (less an amount for customer support). When the Company charges a monthly fee, that fee is recognized in income in the period the services are provided. When the Company charges a fee per ticket, the Company recognizes revenue for the portion considered a sale of the ticket stock on delivery of the tickets to the client and the remainder is recognized as revenue over the period of estimated usage of the tickets based on past history with the client.

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Shipping and handling costs:

The Company pays all shipping costs for its contract services. Customers are provided prepaid shipping labels for returning equipment to the Company for repair and shipping repaired equipment back to the client is paid for by the Company.

Advertising costs:

The Company expenses the costs of advertising as incurred. Advertising expense was $55 and $72 for the years ended September 30, 2016 and 2017, respectively.

Deferred Income taxes:

The Company accounts for deferred income taxes under FASB ASC 740-10. Under ASC 740-10, deferred income taxes are accounted for under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions based on temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section 263A costs.

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable securities:

The Company accounts for marketable securities in accordance with ASC 320-10. In accordance with ASC 320-10, the investment in securities has been classified as available-for-sale because the securities are being held for an indefinite period of time. Under the available-for-sale classification, the securities are recorded as an asset at current market value on the balance sheet with an amount representing unrealized gains and losses recorded as comprehensive income. The current market value is derived from published market quotations. At the time of sale, a gain or loss is recognized in the statement of operations using the cost basis of securities sold as determined by specific identification.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Investments in marketable securities at September 30, 2016 and 2017 consist of Colorado local government and municipal bonds that are triple A rated and insured that are subject to market risk related to changes in interest rates and are available for sale. At September 30, 2016, the securities had a cost basis of $1,103,623 and a fair market value of $1,154,624. At September 30, 2017, the securities had a cost basis of $1,105,194 and fair market value of $1,127,197.

The adjustment to unrealized holding losses (gains) on available-for-sale securities included in accumulated other comprehensive income (loss) as a component of stockholders' equity increased by $27,104 for the year ended September 30, 2016 and decreased by $28,998 for the year ended September 30, 2017, and totaled $22,003 at September 30, 2017.

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

Marketable securities — the carrying amounts approximate the fair value because the securities are valued at prices based on published market quotations.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions. At September 30, 2016 and 2017 and at various times during the years ended September 30, 2016 and 2017, the balance at one of the financial institutions exceeded FDIC insurance limits on interest bearing accounts.

The Company provides credit, in the normal course of business, to customers throughout the United States. All transactions are denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers. Credit terms are typically 30 days from billing date.

Significant portions of the Company's revenues are derived from contracts with universities, car rental companies and municipalities.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Earnings per share:

The Company follows ASC 260-10 in presenting earnings per share which establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2016 and 2017, the Company had no potentially dilutive securities.

Impairment of long-lived assets:

The Company evaluates the carrying value of assets, other than investments in marketable securities, for potential impairment on an ongoing basis. In accordance with ASC 360-10, the Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of and certain identifiable intangibles related to those assets for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations and, if necessary, reduces the carrying value of impaired assets to fair value.

Segment Information:

The Company follows ASC 280-10 for segment reporting. Certain information is disclosed, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Comprehensive income (loss):

The Company reports comprehensive income (loss) in accordance with ASC 220-10, which requires the reporting of all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This encompasses unrealized gains and losses from available-for-sale securities held.

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance with ASU 2015-04, ASU2016-08, ASU 2016-12, and ASU 2016-20. The new guidance will replace all current U.S GAAP guidance about revenue recognition, including industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The new guidance will also change our companies accounting for certain incremental costs to obtain a customer contract, such as sales commissions by requiring that such costs be capitalized and charged to expense over the period of expected benefit. This guidance is effective for the Company's annual September 30, 2018 financial statements. The Company is currently evaluating the impact this new guidance may have on the financial statements and related disclosures.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, as part of its simplification initiative. The previous guidance required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company does not expect the new guidance to have a material effect on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This guidance is designed to reduce complexity in financial reporting without sacrificing the quality of information provided to users. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard will require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material impact on its financial statements.

2.	Inventories

Inventories consist of the following at September 30:

	2016	2017
	(unaudited)	(unaudited)
Finished goods	$19,738	$19,738
Work in process	4,854	4,854
Purchased parts and supplies	5,825	5,825
	$30,417	$30,417

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

3.	Fair value measurements

Financial Accounting Standards Board ASC 820, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

3.	Fair value measurements (continued)

Following is a description of the valuation methodologies used for assets measured at fair value.

Municipal bonds: Valued at the closing price reported on the active market on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table set forth by level, within the fair value hierarchy, the Company's assets at fair value as of September 30, 2016 and 2017.

Assets at fair value as of September 30, 2017 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$1,127,197	$–	$–	$1,127,197

	$1,127,197	$–	$–	$1,127,197

Assets at fair value as of September 30, 2016 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$1,154,624	$–	$–	$1,154,624

	$1,154,624	$–	$–	$1,154,624

4.	Income Taxes

The components of the Company's current deferred tax assets and liabilities at September 30 are as follows:

	2016	2017
	(unaudited)	(unaudited)
Current deferred tax assets:
Section 263A capitalization	$5,100	$3,600
Allowance for doubtful accounts	4,300	4,300
Net operating loss carryforward	184,800	250,700
Current deferred tax assets	$194,200	$258,600

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

4.	Income Taxes (continued)

The components of the Company's non-current deferred tax assets and liabilities at September 30 are as follows:

	2016 (unaudited)	2017 (unaudited)
Non current deferred tax assets:
Section 263A capitalization	$53,300	$53,300
	53,300	53,300
Non current deferred tax liabilities:
Depreciation and amortization	(66,400)	(67,700)

Net non current deferred tax liabilities	$(13,100)	$(14,400)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

	2016 (unaudited)	2017 (unaudited)
Income tax benefit at the statutory rate	$(25,912)	$(54,028)
State and local income taxes, net of federal income tax	(4,087)	(5,532)
Tax exempt income	(12,916)	(13,112)
Effect of graduated tax rates	11,750	12,425
Nondeductible expenses	102	106
Other	264
	$(30,799)	$(60,141)

The Company is subject to guidance issued by the FASB relating to "Accounting for Uncertainty in Income Taxes." The guidance applies to all tax positions accounted for in the financial statements, including positions taken in a previously filed tax return or expected to be taken in a future tax return.

The Company has analyzed its filing positions in Federal and significant state jurisdictions where it is required to file income tax returns. Management believes the Company's positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial conditions, results of operations or cash flows.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (unaudited) and September 30, 2017 (unaudited)

4.	Income Taxes (continued)

Interest and penalties, if any are recorded as income taxes in the consolidated income statement. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2014 and 2013 for state tax examinations.

5.	Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 343,618,011 and 332,662,251 during the years ended September 30, 2016 and 2017, respectively.

6.	Professional service contracts

Clancy provides equipment and support services under 12 month professional service contracts. At September 30, 2016 and 2017, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

7.	Subsequent events

The Company has evaluated subsequent events from September 30, 2017 through October 11, 2018, which is the date the financial statements were issued. Other than disclosed above, there have been no material events noted in this period which would impact the results reflected in this report, the Company's results going forward or require additional disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures

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

Due to the small size of the Company and a lack of personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. However, we will implement further controls as circumstances permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended September 30, 2017, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 14. Principal Accounting Fees and Services.

Part IV

Item 15. Exhibits , Financial Statement Schedules.

(a) Exhibits.

The following is a complete list of exhibits filed as a part of this Report on Form 10-K and are those incorporated herein by reference.

31.1 Certification Pursuant to 18 USC Section 302

31.2 Certification Pursuant to 18 USC Section 302

32.1 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clancy Systems International, Inc.

By:	/s/ Tony Nick
Tony Nick Chief Executive Officer

Date:  September 26, 2019