Form 10-K
period 2018-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2019-09-25
CIK 789318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

ACCOUNTANT'S REPORT

Board of Directors

   Clancy Systems International, Inc.

We are not independent with respect to Clancy Systems International, Inc. (the "Company"), and the accompanying balance sheets as of September 30, 2017 and 2018, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.

/s/ Causey Demgen & Moore P.C.

Denver, Colorado
July 24, 2019

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2017 and 2018
(unaudited)

ASSETS

	2017	2018

Current assets:
Cash and cash equivalents	$1,362,200	$1,624,657
Accounts receivable, net of allowance for doubtful accounts of $13,300 (2017 and 2018)	580,242	242,133
Income tax receivable	154,550	150,900
Inventories	30,417	30,417
Prepaid expenses	7,604	1,054

Total current assets	2,135,013	2,049,161

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,088,861)	(2,106,093)

Net property and equipment	340,905	323,673

Other assets:
Marketable securities	1,127,197	1,091,416
Deposits and other	871	317
Software development costs, net of accumulated amortization of $1,274,766 (2017) and $1,386,019 (2018)	321,698	333,689
Deferred tax assets, net	244,200	288,500

Total other assets	1,693,966	1,713,922

	$4,169,884	$4,086,756

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 30, 2017 and 2018
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2018

Current liabilities:
Deferred revenue	$14,400	$14,400

Total current liabilities	14,400	14,400

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 800,000,000 shares authorized, 332,662,251 (2017) and 332,422,251 (2018) shares issued and outstanding	33,266	33,242
Additional paid-in-capital	1,210,795	1,210,219
Unrealized gain (loss) on marketable securities	22,003	(1,881)
Retained earnings	2,889,420	2,830,776

Total stockholders' equity	4,155,484	4,072,356
	$4,169,884	$4,086,756

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2017 and 2018

(unaudited)

	2017		2018
Revenues		$1,363,289		$1,381,508

Costs of sales		411,623		400,155

Gross profit		951,666		981,353

Costs and expenses:
General and administrative		1,085,927		1,115,565
Research and development		62,666		607

Total costs and expenses		1,148,593		1,116,172

Loss from operations		(196,927)		(134,819)

Other income (expense):
Interest income		38,566		37,510
Loss on sale of marketable securities		(544)		(5,635)

Total other income (expense)		38,022		31,875

Loss before provision for income taxes		(158,905)		(102,944)

Provision for income taxes:
Current expense		2,959
Deferred benefit		(63,100)		(44,300)

Total income tax benefit		(60,141)		(44,300)

Net loss		(98,764)		(58,644)

Other comprehensive income:
Unrealized gain on marketable securities		(28,998)		(23,884)

Comprehensive loss		$(127,762)		$(82,528)

Basic and diluted:
Net income (loss) per common share	*		*

Weighted average number of shares outstanding		332,662,251		332,541,922
* Less than $.01 per share

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2017 and 2018
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Other compre- hensive income	Retained earnings
Balance, September 30, 2016	332,662,251	$33,266	$1,210,795	$51,001	$2,988,184
Unrealized gain on marketable securities	–	–	–	(28,998)	–
Net loss for the year ended September 30, 2017	–	–	–	–	(98,764)
Balance, September 30, 2016	332,662,251	33,266	1,210,795	22,003	2,889,420
Common stock repurchased	(240,000)	(24)	(576)	–	–
Unrealized loss on marketable securities	–	–	–	(23,884)	–
Net loss for the year ended September 30, 2018	–	–	–	–	(58,644)
Balance, September 30, 2018	332,422,251	$33,242	$1,210,219	$(1,881)	$2,830,776

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017 and 2018

(unaudited)

	2017	2018

Cash flows from operating activities:
Net loss	$(98,764)	$(58,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,148	129,040
Loss on sale of marketable securities	544	5,635
Deferred income tax benefit	(63,100)	(44,300)
Changes in assets and liabilities:
Accounts receivable	211,149	338,109
Income taxes refundable and payable	(108,848)	3,650
Prepaid expenses	(6,622)	6,550
Deferred revenue	(12,300)

Total adjustments	142,971	438,684

Net cash provided by operating activities	44,207	380,040

Cash flows from investing activities:
Increase in software licenses and software development costs	(184,500)	(123,245)
Acquisitions of marketable securities	(177,115)	(143,738)
Proceeds from sale of marketable securities	175,000	150,000

Net cash used in investing activities	(186,615)	(116,983)

Cash flows from financing activities:
Repurchase of common stock	–	(600)

Net cash used in financing activities	–	(600)

Increase (decrease) in cash and cash equivalents	(142,408)	262,457

Cash and cash equivalents at beginning of period	1,504,608	1,362,200
Cash and cash equivalents at end of period	$1,362,200	$1,624,657

(continued on following page)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017 and 2018

(unaudited)

(continued from previous page)

	2018	2017
Supplemental disclosure of cash flow information:

Net cash paid (refunded) during the period for income taxes	$111,807	$(1,462)

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available for sale securities	$(28,998)	$(23,884)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company") was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, internet payment remittance systems, and internet industry guides. The Company's revenues are derived primarily from cities, universities, car rental companies and laundry facilities throughout the United States and Canada. The Company manufactures some of its equipment for field operations, including printers, chargers, mobile device keypads and other items used in its applications.

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

Accounts receivable:

The allowance for doubtful accounts at September 30, 2017 and 2018 was $13,300. The Company evaluates trade receivables that are past due to determine the appropriate allowance for doubtful accounts. The receivables are charged off in the period which they are deemed uncollectible. The Company contracts primarily with government agencies and takes into account budget year issues in evaluating its past due receivables. Recoveries of trade receivables previously charged off are recorded when received.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) and net realizable value. Inventory costs include materials, labor and manufacturing overhead. Inventories consist primarily of computer and printer parts and supplies and are subject to technical obsolescence.

Computer software:

Costs incurred to establish the technological feasibility of computer software are classified as research and development costs, which are charged to expense as incurred. Software development costs incurred subsequent to establishment of technological feasibility are capitalized and subsequently amortized based on the lesser of the straight line method over the remaining estimated economic life of the product (generally five years) or the estimate of current and future revenues for the related software product. Amortization expense for the years ended September 30, 2017 and 2018 amounted to $98,987 and $111,254 respectively, and is included in cost of services. The cost of direct labor is periodically capitalized as computer software costs.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided by the Company on the straight line method over the assets' estimated useful lives as follows:

Building and building improvements	10 to 30 years
Office furniture and equipment	5 years
Equipment under service contracts	3 to 5 years
Vehicles	3 to 5 years

Property and equipment consists partly of computers and printers which are subject to technical obsolescence. Depreciation expense for the years ended September 30, 2017 and 2018 amounted to $22,608 and $17,232, respectively.

Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of property are reflected in results of operations.

Revenue recognition:

Revenue derived from professional service contracts on equipment and support services is included in income as earned over the contract term; related costs consist mainly of depreciation, supplies and sales commissions. The Company defers revenue for equipment and services under service contracts that are billed to customers on a quarterly, semi-annual, annual or other basis. Revenue from the issuance of parking tickets is recognized on a cash basis when received. Revenue derived from professional service contracts on parking meter, lots fees and laundry facility collections are recognized on a cash basis when received. Related costs consist mainly of municipalities' fees, depreciation and lot rents.

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

In addition, in accordance with FASB ASC 605-45, revenue is presented gross, determined on a contract by contract basis, where the Company acts as principal, takes title to the products sold, has the risks and rewards of ownership, such as the risk of loss for collection, delivery or product returns. Revenue is presented net of direct costs, determined on contract by contract basis, where the Company primarily acts as agent by providing services for a commission or fee. Agent transactions include cash collections of $8,560,052 and $8,613,537, net of vendor payments in the amount of $7,955,731 and $8,027,604 for the years ended September 30, 2017 and 2018, respectively.

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Advertising costs:

The Company expenses the costs of advertising as incurred. Advertising expense was $72 and $0 for the years ended September 30, 2017 and 2018, respectively.

Deferred Income taxes:

The Company accounts for deferred income taxes under FASB ASC 740-10. Under ASC 740-10, deferred income taxes are accounted for under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions based on temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards, depreciation differences and capitalized section 263A costs. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This guidance is designed to reduce complexity in financial reporting without sacrificing the quality of information provided to users. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The Company has adjusted the presentation of these financial statements accordingly. The ASU has been applied retrospectively to all periods presented.

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

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Investments in marketable securities at September 30, 2017 and 2018 consist of Colorado local government and municipal bonds that are triple A rated and insured that are subject to market risk related to changes in interest rates and are available for sale. At September 30, 2017, the securities had a cost basis of $1,105,194 and a fair market value of $1,127,197. At September 30, 2018, the securities had a cost basis of $1,093,297 and fair market value of $1,091,416.

The adjustment to unrealized holding losses (gains) on available-for-sale securities included in accumulated other comprehensive income (loss) as a component of stockholders' equity decreased by $28,998 for the year ended September 30, 2017 and decreased by $23,884 for the year ended September 30, 2018, and totaled $(1,881) at September 30, 2018.

Fair value of financial instruments:

All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value.

For cash and cash equivalents, accounts receivable and accounts payable the carrying amount is assumed to approximate fair value due to the short-term maturities of these instruments.

Marketable securities — the carrying amounts approximate the fair value because the securities are valued at prices based on published market quotations.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and marketable securities. The Company places its cash with high quality financial institutions. At September 30, 2017 and 2018 and at various times during the years ended September 30, 2017 and 2018, the balance at one of the financial institutions exceeded FDIC insurance limits on interest bearing accounts.

The Company provides credit, in the normal course of business, to customers throughout the United States. All transactions are denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers. Credit terms are typically 30 days from billing date.

Significant portions of the Company's revenues are derived from contracts with universities, car rental companies, municipalities and laundry facilities.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Earnings per share:

The Company follows ASC 260-10 in presenting earnings per share which establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2017 and 2018, the Company had no potentially dilutive securities.

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

2.	Inventories

Inventories consist of the following at September 30:

	2017	2018
	(unaudited)	(unaudited)
Finished goods	$19,738	$19,738
Work in process	4,854	4,854
Purchased parts and supplies	5,825	5,825
	$30,417	$30,417

3.	Fair value measurements

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

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

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

The following table set forth by level, within the fair value hierarchy, the Company's assets at fair value as of September 30, 2017 and 2018.

Assets at fair value as of September 30, 2018 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$1,091,416	$–	$–	$1,091,416

	$1,091,416	$–	$–	$1,091,416

Assets at fair value as of September 30, 2017 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$1,127,197	$–	$–	$1,127,197

	$1,127,197	$–	$–	$1,127,197

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

4.	Income Taxes

The components of the Company's deferred tax assets, net at September 30 are as follows:

	2017 (unaudited)	2018 (unaudited)

Deferred tax assets:
Section 263A capitalization	$56,900	$57,100
Allowance for doubtful accounts	4,300	4,300
Net operating loss carryforward	250,700	304,500
	311,900	365,900
Deferred tax liabilities:
Depreciation and amortization	(67,700)	(77,400)

Deferred tax assets, net	$244,200	$288,500

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income

	2017 (unaudited)	2018 (unaudited)
Income tax benefit at the statutory rate	$(54,028)	$(35,001)
State and local income taxes, net of federal income tax	(5,532)
Tax exempt income	(13,112)	(12,665)
Effect of graduated tax rates	12,425	3,244
Nondeductible expenses	106	122

	$(60,141)	$(44,300)

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

September 30, 2017 (unaudited) and September 30, 2018 (unaudited)

4.	Income Taxes (continued)

Interest and penalties, if any are recorded as income taxes in the consolidated income statement. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

5.	Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 332,662,651 and 332,541,922 during the years ended September 30, 2017 and 2018, respectively.

6.	Professional service contracts

Clancy provides equipment and support services under 12 month professional service contracts. At September 30, 2017 and 2018, all of the contracts contained cancellation provisions requiring notice of 30 days or less.

7.	Subsequent events

The Company has evaluated subsequent events from September 30, 2018 through July 24, 2019, which is the date the financial statements were issued. Other than disclosed above, there have been no material events noted in this period which would impact the results reflected in this report, the Company's results going forward or require additional disclosure.

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