Form 10-Q
period 2019-03-31
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2019-09-26
CIK 789318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

As of March 31, 2019 and September 30, 2018
(unaudited)

ASSETS

	March 31, 2019	September 30, 2018
Current assets:
Cash and cash equivalents	$1,364,657	$1,624,657
Accounts receivable, net	242,133	242,133
Income tax receivable	150,900	150,900
Inventories	30,417	30,417
Prepaid expenses	1,054	1,054
Total current assets	2,049,161	2,049,161

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
Less accumulated depreciation	(2,106,093)	(2,106,093)
Net property and equipment	323,673	323,673

Other assets:
Marketable securities	1,091,416	1,091,416
Deposits and other	317	317
Software development costs, net	333,689	333,689
Deferred tax assets, net	288,500	288,500
Total other assets	1,713,922	1,713,922
Total Assets	$4,086,756	$4,086,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Deferred revenue	$14,400	$14,400
Total current liabilities	14,400	14,400

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued
Common stock, $.0001 par value, 800,000,000 shares authorized, 332,422,251 shares issued and outstanding	33,242	33,242
Additional paid-in-capital	1,210,219	1,210,219
Unrealized gain (loss) on marketable securities	(1,881)	(1,881)
Retained earnings	2,830,776	2,830,776
Total stockholders' equity	4,072,356	4,072,356
Total Liabilities and Stockholders’ Equity	$4,086,756	$4,086,756

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the six months ended March 31, 2019 and year ended September 31, 2018

(unaudited)

	For the six months ended March 31, 2019		For the twelve months ended September 30, 2018
Revenues		$–		$1,381,508

Costs of sales		–		400,155

Gross profit		–		981,353

Costs and expenses:
General and administrative		–		1,115,565
Research and development		–		607

Total costs and expenses		–		1,116,172

Loss from operations		–		(134,819)

Other income (expense):
Interest income		–		37,510
Loss on sale of marketable securities		–		(5,635)

Total other income (expense)		–		31,875

Loss before provision for income taxes		–		(102,944)

Provision for income taxes:
Current expense		–
Deferred benefit		–		(44,300)

Total income tax benefit		–		(44,300)

Net loss		–		(58,644)

Other comprehensive income:
Unrealized gain on marketable securities		–		(23,884)

Comprehensive loss		$–		$(82,528)

Basic and diluted:
Net income (loss) per common share	*		*

Weighted average number of shares outstanding		343,368,111		332,541,922
* Less than $.01 per share

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the year ended September 30, 2018 and for the six months ended March 31, 2019
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Other compre- hensive income	Retained earnings
Balance, September 30, 2017	332,662,251	33,266	1,210,795	22,003	2,889,420
Common stock repurchased	(240,000)	(24)	(576)	–	–
Unrealized loss on marketable securities	–	–	–	(23,884)	–
Net loss for the year ended September 30, 2018	–	–	–	–	(58,644)
Balance, September 30, 2018	332,422,251	$33,242	$1,210,219	$(1,881)	$2,830,776
Net loss for the six months ended March 31, 2019				–	–
Balance, March 31, 2019	332,422,251	$33,242	$1,210,219	$(1,881)	$2,830,776

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2019 and the year ended September 30, 2018

(unaudited)

	For the six months ended March 31, 2019	For the year ended September 30, 2018

Cash flows from operating activities:
Net loss	$–	$(58,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	129,040
Loss on sale of marketable securities	–	5,635
Deferred income tax benefit	–	(44,300)
Changes in assets and liabilities:
Accounts receivable	–	338,109
Income taxes refundable and payable	–	3,650
Prepaid expenses	–	6,550
Deferred revenue	–

Total adjustments	–	438,684

Net cash provided by operating activities	–	380,040

Cash flows from investing activities:
Increase in software licenses and software development costs	–	(123,245)
Acquisitions of marketable securities	–	(143,738)
Proceeds from sale of marketable securities	–	150,000

Net cash used in investing activities	–	(116,983)

Cash flows from financing activities:
Repurchase of common stock	–	(600)

Net cash used in financing activities	–	(600)

Increase (decrease) in cash and cash equivalents	–	262,457

Cash and cash equivalents at beginning of period	1,624,657	1,362,200
Cash and cash equivalents at end of period	$1,624,657	$1,624,657

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the period for income taxes	$–	$(1,462)

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available for sale securities	$–	$(23,884)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the six months ended March 31, 2019

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

2.	Inventories

Inventories consist of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
	(unaudited)	(unaudited)
Finished goods	$19,738	$19,738
Work in process	4,854	4,854
Purchased parts and supplies	5,825	5,825
	$30,417	$30,417

3.	Fair value measurements

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

5.	Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 343,368,111 during the six months ended March 31, 2019 and year ended September 30, 2018.

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

