Form 10-K
period 2019-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2019-12-16
CIK 789318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

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

As of December 16, 2019, the registrant had 332,422,251 outstanding shares of common stock.

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

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2019 and 2018
(Unaudited)

ASSETS

	2019	2018

Current assets:
Cash and cash equivalents	$1,364,657	$1,624,657
Accounts receivable, net of allowance for doubtful accounts of $13,300 (2019 and 2018)	242,133	242,133
Income tax receivable	150,900	150,900
Inventories	30,417	30,417
Prepaid expenses	1,054	1,054

Total current assets	2,049,161	2,049,161

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,106,093)	(2,106,093)

Net property and equipment	323,673	323,673

Other assets:
Marketable securities	1,091,416	1,091,416
Deposits and other	317	317
Software development costs, net	333,689	333,689
Deferred tax assets, net	288,500	288,500

Total other assets	1,713,922	1,713,922

	$4,086,756	$4,086,756

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 30, 2019 and 2018
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2019	2018

Current liabilities:
Deferred revenue	$14,400	$14,400

Total current liabilities	14,400	14,400

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 800,000,000 shares authorized, 332,422,251 shares issued and outstanding	33,242	33,242
Additional paid-in-capital	1,210,219	1,210,219
Unrealized gain (loss) on marketable securities	(1,881)	(1,881)
Retained earnings	2,830,776	2,830,776

Total stockholders' equity	4,072,356	4,072,356
	$4,086,756	$4,086,756

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2019 and 2018

(unaudited)

	2019	2018
Revenues	$–	$1,381,508

Costs of sales	–	400,155

Gross profit	–	981,353

Costs and expenses:
General and administrative	–	1,115,565
Research and development	–	607

Total costs and expenses	–	1,116,172

Loss from operations	–	(134,819)

Other income (expense):
Interest income	–	37,510
Loss on sale of marketable securities	–	(5,635)

Total other income (expense)	–	31,875

Loss before provision for income taxes	–	(102,944)

Provision for income taxes:
Current expense
Deferred benefit	–	(44,300)

Total income tax benefit	–	(44,300)

Net loss	–	(58,644)

Other comprehensive income:
Unrealized gain on marketable securities	–	(23,884)

Comprehensive loss	$–	$(82,528)

Basic and diluted:
Net income (loss) per common share	*	*

Weighted average number of shares outstanding	332,422,251	332,422,251
* Less than $.01 per share

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2019 and 2018
(unaudited)

	Common Stock		Additional paid-in	Other comprehensive	Retained
	Shares	Amount	capital	income	earnings
Balance, September 30, 2016	332,662,251	$33,266	$1,210,795	$51,001	$2,988,184
Unrealized gain on marketable securities	–	–	–	(28,998)	–
Net loss for the year ended September 30, 2017	–	–	–	–	(98,764)
Balance, September 30, 2017	332,662,251	33,266	1,210,795	22,003	2,889,420

Common stock repurchased	(240,000)	(24)	(576)	–	–
Unrealized loss on marketable securities	–	–	–	(23,884)	–
Net loss for the year ended September 30, 2018	–	–	–	–	(58,644)
Balance, September 30, 2018	332,422,251	$33,242	$1,210,219	$(1,881)	$2,830,776

Net loss for the year ended September 30, 2019				–	–
Balance, September 30, 2019	332,422,251	$33,242	$1,210,219	$(1,881)	$2,830,776

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2019 and 2018

(unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$–	$(58,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	129,040
Loss on sale of marketable securities	–	5,635
Deferred income tax benefit	–	(44,300)
Changes in assets and liabilities:
Accounts receivable	–	338,109
Income taxes refundable and payable	–	3,650
Prepaid expenses	–	6,550
Deferred revenue

Total adjustments	–	438,684

Net cash provided by operating activities	–	380,040

Cash flows from investing activities:
Increase in software licenses and software development costs	–	(123,245)
Acquisitions of marketable securities	–	(143,738)
Proceeds from sale of marketable securities	–	150,000

Net cash used in investing activities	–	(116,983)

Cash flows from financing activities:
Repurchase of common stock	–	(600)

Net cash used in financing activities	–	(600)

Increase (decrease) in cash and cash equivalents	–	262,457

Cash and cash equivalents at beginning of period	1,624,657	1,362,200
Cash and cash equivalents at end of period	$1,624,657	$1,624,657

	2019	2018
Supplemental disclosure of cash flow information:

Net cash paid (refunded) during the period for income taxes	$–	$(1,462)

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available for sale securities	$–	$(23,884)

See accompanying notes to financial statements.

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

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

For the year ended September 30, 2019 (unaudited)

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

Earnings per share:

The Company follows ASC 260-10 in presenting earnings per share which establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. At September 30, 2019 and 2018, the Company had no potentially dilutive securities.

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

2.	Inventories

Inventories consist of the following at September 30:

	2019	2018
	(unaudited)	(unaudited)
Finished goods	$19,738	$19,738
Work in process	4,854	4,854
Purchased parts and supplies	5,825	5,825
	$30,417	$30,417

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

3.	Fair value measurements

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

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

The following table set forth by level, within the fair value hierarchy, the Company's assets at fair value as of September 30, 2017 and 2018.

Assets at fair value as of September 30, 2019 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$	$–	$–	$

	$	$–	$–	$

Assets at fair value as of September 30, 2018 (unaudited)

	Level 1	Level 2	Level 3	Total

Municipal Bonds	$1,091,416	$–	$–	$1,091,416

	$1,091,416	$–	$–	$1,091,416

4.	Income Taxes

The components of the Company's deferred tax assets, net at September 30 are as follows:

	2019 (unaudited)	2018 (unaudited)

Deferred tax assets:
Section 263A capitalization	$	$57,100
Allowance for doubtful accounts		4,300
Net operating loss carryforward		304,500
		365,900
Deferred tax liabilities:
Depreciation and amortization		(77,400)

Deferred tax assets, net	$	$288,500

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended September 30, 2019 (unaudited)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income

	2019 (unaudited)	2018 (unaudited)
Income tax benefit at the statutory rate	$	$(35,001)
State and local income taxes, net of federal income tax
Tax exempt income		(12,665)
Effect of graduated tax rates		3,244
Nondeductible expenses		122

	$	$(44,300)

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

5.	Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

Date:  December 16, 2019