Form 10-K/A
period 2017-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2020-02-19
CIK 789318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of September 30, 2019, the registrant had 343,368,111 outstanding shares of common stock.

Explanation

The 10-K for September 30, 2017 as filed with the Securities and Exchange Commission on September 25, 2019 was erroneously filed with information that is not to be relied upon. None of the reports recently filed should be relied upon and are only being amended solely because they can not be un-disseminated. All are being reported with no activity, no assets or liabilities.

Clancy Systems International Inc. does not have the funds for an audit or review. All financial information is a compilation to the best of our ability.

2

CLANCY SYSTEMS INTERNATIONAL, INC.

PART I

Clancy Systems International, Inc. was in the busindss of parking enforcement system is an automated system which generates parking citations. The system consisted of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data was stored on in-house servers at the Company in a cloud-computing environment. The system allowed users to print photos on the tickets as well as store the photos with the ticket records.

During the year 2012, the Company ceased doing business and all assets and liabilities were distributed to the majority stockholder.

Item 2. Description of Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

3

PART II

Item 5(a). Market for Company's Common Stock and Related Security Holder Matters.

The principal market on which the Company's Common Stock is traded is the over-the-counter market and the Company's Common Stock is quoted in the OTC Bulletin Board as “CLSI”

Item 6. Selected Financial Data.

None.

Item 7. Management's Discussion and Analysis or Plan of Operation

None.

4

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2017 and 2016
(unaudited)

ASSETS

	2017	2016

Current assets:
Inventories	19,771	30,417
Total current assets	19,771	30,417

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,429,766)	(2,429,766)
Net property and equipment	–	–

Total Assets	$19,771	$30,417

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2016

Total Liabilities	$–	$–

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 800,000,000 shares authorized, 343,368,111 (2017 and 2016) shares issued and outstanding	33,242	33,242
Additional paid-in-capital	1,210,795	1,210,795
Retained earnings	(1,224,266)	(1,213,620)
Total stockholders' equity	19,771	30,417
Total Liabilities and Stockholders’ Equity	$19,771	$30,417

See accompanying notes to financial statements.

5

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Revenues	$–	$–
Costs of sales	–	–
Gross profit	–	–

Costs and expenses:
Obsolete inventory	10,646	–
General and administrative	–	–
Total costs and expenses	10,646	–

Loss from operations	(10,646)	–

Other income (expense):
Interest income (expense)	–	–
Total other income (expense)	–	–

Loss before provision for income taxes	(10,646)	–

Provision for income taxes	–	–

Net loss	(10,646)	–

Net income (loss) per common share basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding	343,368,111	343,368,111

See accompanying notes to financial statements.

6

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2017 and 2016
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Retained earnings
Balance, September 30, 2015	343,368,111	$33,242	$1,210,795	$(1,213,620)
Net loss for the year ended September 30, 2016	–	–	–	–
Balance, September 30, 2016	343,368,111	33,242	1,210,795	(1,213,620)
Net loss for the year ended September 30, 2017	–	–	–	(10,646)
Balance, September 30, 2017	343,368,111	$33,242	$1,210,795	$(1,224,266)

See accompanying notes to financial statements.

7

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(10,646)	$–
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	–
Loss (gain) on sale of marketable securities	–	–
Deferred income tax benefit	–	–
Changes in assets and liabilities:
Accounts receivable	–	–
Inventories	10,646	–
Prepaid expenses	–	–
Net cash provided by operating activities	–	–

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Net cash used in financing activities	–	–

Decrease in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

See accompanying notes to financial statements.

8

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 and September 30, 2016

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization:

Clancy Systems International, Inc. (the "Company") was organized in Colorado on June 28, 1984. The Company is in the business of developing and marketing parking ticket writing systems, internet payment remittance systems, and internet industry guides. The Company's revenues were derived primarily from cities, universities and car rental companies throughout the United States and Canada. The Company manufactured some of its equipment for field operations, including printers, chargers, mobile device keypads and other items used in its applications.

The Company ceased doing business in 2012 and distributed any remaining assets to its major shareholder.

2. Inventories

In 2012, most of the assets and liabilities were disposed in a share exchange. The only remaining item was inventory which we are writing off over the next 3 years.

3. Stockholders’ Equity

As of September 30, 2019, there were 800,000,000 shares authorized and 343,368,111 shares outstanding with 190 shareholders of record.

9

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

10

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

Date:  February 19, 2020