Form 10-K/A
period 2018-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2020-02-19
CIK 789318

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

Explanation

The 10-K for September 30, 2018 as filed with the Securities and Exchange Commission on September 25, 2019 was erroneously filed with information that is not to be relied upon. None of the reports recently filed should be relied upon and are only being amended solely because they can not be un-disseminated. All are being reported with no activity, no assets or liabilities.

Clancy Systems International Inc. does not have the funds for an audit or review. All financial information is a compilation to the best of our ability.

2

CLANCY SYSTEMS INTERNATIONAL, INC.

PART I

Clancy Systems International, Inc. was in the business of parking enforcement system is an automated system which generates parking citations. The system consisted of a hand-held, light-weight, portable data entry terminal, a light-weight printer to generate the parking citation and a data collection computer system to store parking citation data at the end of each day. The data was stored on in-house servers at the Company in a cloud-computing environment. The system allowed users to print photos on the tickets as well as store the photos with the ticket records.

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

None.

Item 7. Management's Discussion and Analysis or Plan of Operation

None.

4

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2018 and 2017
(unaudited)

ASSETS

	2018	2017

Current assets:
Inventories	4,562	19,771
Total current assets	4,562	19,771

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,429,766)	(2,429,766)
Net property and equipment	–	–

Total Assets	$4,562	$19,771

LIABILITIES AND STOCKHOLDERS' EQUITY

	2018	2017

Total Liabilities	$–	$–

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 800,000,000 shares authorized, 343,368,111 (2018 and 2017) shares issued and outstanding	33,242	33,242
Additional paid-in-capital	1,210,795	1,210,795
Retained earnings	(1,239,475)	(1,224,266)
Total stockholders' equity	4,562	19,771
Total Liabilities and Stockholders’ Equity	$4,562	$19,771

See accompanying notes to financial statements.

5

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2018 and 2017

(unaudited)

	2018	2017
Revenues	$–	$–
Costs of sales	–	–
Gross profit	–	–

Costs and expenses:
Obsolete inventory	15,208	10,646
General and administrative	–	–
Total costs and expenses	15,208	10,646

Loss from operations	(15,208)	(10,646)

Other income (expense):
Interest income (expense)	–	–
Total other income (expense)	–	–

Loss before provision for income taxes	(15,208)	(10,646)

Provision for income taxes	–	–

Net loss	(15,208)	(10,646)

Net income (loss) per common share basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding	343,368,111	343,368,111

See accompanying notes to financial statements.

6

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2018 and 2017
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Retained earnings
Balance, September 30, 2016	343,368,111	$33,242	$1,210,795	$(1,213,620)
Net loss for the year ended September 30, 2017	–	–	–	(10,646)
Balance, September 30, 2017	343,368,111	33,242	1,210,795	(1,224,266)
Net loss for the year ended September 30, 2018	–	–	–	(15,208)
Balance, September 30, 2018	343,368,111	$33,242	$1,210,795	$(1,239,475)

See accompanying notes to financial statements.

7

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2018 and 2017

(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(15,208)	$(10,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	–
Loss (gain) on sale of marketable securities	–	–
Deferred income tax benefit	–	–
Changes in assets and liabilities:
Accounts receivable	–	–
Inventories	15,208	10,646
Prepaid expenses	–	–
Net cash provided by operating activities	–	–

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Net cash used in financing activities	–	–

Decrease in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

See accompanying notes to financial statements.

8

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 and September 30, 2017

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

2. Inventories

In 2012, most of the assets and liabilities were disposed in a share exchange. The only remaining item was inventory which we are writing off over the next 2 years.

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