Form 10-K/A
period 2019-09-30
CLANCY SYSTEMS INTERNATIONAL INC /CO/
filed 2020-02-19
CIK 789318

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

None.

Item 7. Management's Discussion and Analysis or Plan of Operation

None.

4

CLANCY SYSTEMS INTERNATIONAL, INC.

BALANCE SHEETS

September 2019 and 2018
(unaudited)

ASSETS

	2019	2018

Current assets:
Inventories	–	4,562
Total current assets	–	4,562

Property and equipment, at cost:
Land	82,000	82,000
Building and building improvements	356,477	356,477
Office furniture and equipment	133,855	133,855
Equipment under service contracts	1,851,434	1,851,434
Vehicles	6,000	6,000
	2,429,766	2,429,766
Less accumulated depreciation	(2,429,766)	(2,429,766)
Net property and equipment	–	–

Total Assets	$–	$4,562

LIABILITIES AND STOCKHOLDERS' EQUITY

	2019	2018

Total Liabilities	$–	$–

Stockholders' equity:
Preferred stock, $.0001 par value; 100,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 800,000,000 shares authorized, 343,368,111 (2019 and 2018) shares issued and outstanding	33,242	33,242
Additional paid-in-capital	1,210,795	1,210,795
Retained earnings	(1,244,037)	(1,239,475)
Total stockholders' equity	–	4,562
Total Liabilities and Stockholders’ Equity	$–	$4,562

See accompanying notes to financial statements.

5

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the years ended September 30, 2019 and 2018

(unaudited)

	2019	2018
Revenues	$–	$–
Costs of sales	–	–
Gross profit	–	–

Costs and expenses:
Obsolete inventory	4,562	15,208
General and administrative	–	–
Total costs and expenses	4,562	15,208

Loss from operations	(4,562)	(15,208)

Other income (expense):
Interest income (expense)	–	–
Total other income (expense)	–	–

Loss before provision for income taxes	(4,562)	(15,208)

Provision for income taxes	–	–

Net loss	(4,562)	(15,208)

Net income (loss) per common share basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding	343,368,111	343,368,111

See accompanying notes to financial statements.

6

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2019 and 2018
(unaudited)

	Common Stock Shares	Amount	Additional paid-in capital	Retained earnings
Balance, September 30, 2016	343,368,111	$33,242	$1,210,795	$(1,213,620)
Net loss for the year ended September 30, 2017	–	–	–	(15,208)
Balance, September 30, 2017	343,368,111	33,242	1,210,795	(1,224,266)
Net loss for the year ended September 30, 2018	–	–	–	(4,562)
Balance, September 30, 2018	343,368,111	$33,242	$1,210,795	$(1,244,037)

See accompanying notes to financial statements.

7

CLANCY SYSTEMS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2019 and 2018

(unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(4,562)	$(15,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	–
Loss (gain) on sale of marketable securities	–	–
Deferred income tax benefit	–	–
Changes in assets and liabilities:
Accounts receivable	–	–
Inventories	4,562	15,208
Prepaid expenses	–	–
Net cash provided by operating activities	–	–

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Net cash used in financing activities	–	–

Decrease in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

See accompanying notes to financial statements.

8

CLANCY SYSTEMS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2019 and September 30, 2018

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

2. Inventories

In 2012, most of the assets and liabilities were disposed in a share exchange. Inventory was totally writtin off during this year.

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